Form 10-Q
period 1998-06-30
RENAISSANCE MEDIA GROUP LLC
filed 1998-10-20
CIK 1062363

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.


                            COMMISSION FILE NUMBER:

                     RENAISSANCE MEDIA GROUP LLC  333-56679
                RENAISSANCE MEDIA (LOUISIANA) LLC 333-56679-02 RENAISSANCE MEDIA (TENNESSEE) LLC 333-56679-01
              RENAISSANCE MEDIA CAPITAL CORPORATION  333-56679-03

          (Exact names of Registrants as specified in their charters)

          Delaware                                         14-1803051
          Delaware                                         14-1801165
          Delaware                                         14-1801164
          Delaware                                         14-1803049
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Numbers)



                       One Cablevision Center -- Suite 100
                            Ferndale, New York 12734
                    (Address of principal executive offices)

                                 (914) 295-2600
              (Registrants' telephone number including area code)



Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

                Yes                                   No  X**
                     ---                                  ---

** The Registrants became subject to the filing requirements of Section 13 or 15
(d) of the Securities Exchange Act of 1934 on September 8, 1998.

[Number of shares of common stock outstanding as of the date hereof of Renaissance Media Capital Corporation: 100]
                                        ---

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

                                QUARTERLY REPORT

                       FOR THE PERIOD ENDED JUNE 30, 1998


                                     INDEX

                                                                       PAGE

PART I          FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements of                    1
                Renaissance Media Group, LLC and
                Subsidiaries and Notes to Consolidated
                Financial Statements - Unaudited

Item 2.         Management's Discussion and Analysis                   13
                of Financial Condition and Results of Operations

PART II         OTHER INFORMATION

Items 1 - 6.    None

                          Renaissance Media Group LLC
                          Consolidated Balance Sheets
                         (All Dollar Amounts in 000's)
                                    ASSETS


                                                                                      June 30, 1998    December 31, 1997
                                                                                       (unaudited)
                                                                                      -------------    -----------------
Cash and cash equivalents                                                                   $3,287              $903
Accounts receivable - trade (less allowance for doubtful accounts of $94 in 1998)            1,022                 _
Accounts receivable - other                                                                    400                 3
Prepaid expenses and other assets                                                              362               409
Escrow deposit                                                                                   _            15,000
Investment in cable television systems:
  Property, plant and equipment                                                             65,915                 _
  Less:  accumulated depreciation                                                          (1,540)                 _
                                                                                       ------------     -------------
                                                                                            64,375                 _
  Cable television  franchises                                                             236,960                 _
  Less:  accumulated amortization                                                          (3,598)                 _
                                                                                       ------------     -------------
                                                                                           233,362                 _
  Intangible assets                                                                         17,486               692
  Less:  accumulated amortization                                                            (350)               (4)
                                                                                       ------------     -------------
                                                                                            17,136               688
                                                                                       ------------     -------------
Total Investment in cable television systems                                               314,873               688
                                                                                       ------------     -------------
TOTAL ASSETS                                                                              $319,944           $17,003
                                                                                       ============     =============

LIABILITIES AND MEMBERS' EQUITY

Accounts payable                                                                              $651               $12
Accrued expenses                                                                             8,308               955
Subscriber advance payments and deposits                                                       602                 _
Deferred marketing support                                                                     508                 _
Advances from affiliates                                                                       207                 _
Other liabilities                                                                                4                 _
Due to management investors                                                                      _             1,000
Debt                                                                                       204,786                 _
                                                                                       ------------    --------------
TOTAL LIABILITIES                                                                          215,066             1,967
MEMBERS' EQUITY:
Paid in capital                                                                            108,500            15,000
Accumulated (deficit) earnings                                                             (3,622)                36
                                                                                       ------------    --------------
Total members' equity                                                                      104,878            15,036
                                                                                       ------------    --------------
TOTAL LIABILITIES & MEMBERS' EQUITY                                                       $319,944           $17,003
                                                                                       ============    ==============


           See accompanying notes to consolidated financial statements

                          Renaissance Media Group LLC
                     Consolidated Statements of Operations
                         (All Dollar Amounts in 000's)


                                                    Three Months Ended           Six Months Ended
                                                      June 30, 1998               June 30, 1998
                                                       (unaudited)                 (unaudited)
                                                  ----------------------         ------------------

Revenues                                                        $12,921                    $12,921
                                                  ----------------------         ------------------
Cost & Expenses
  Service costs                                                   4,206                      4,206
  Selling, general & administrative                               2,350                      2,452
  Depreciation & amortization                                     5,456                      5,457
                                                  ----------------------         ------------------
  Operating income                                                  909                        806
                                                  ----------------------         ------------------

  Interest income                                                    60                         60
  Interest (expense)                                            (4,376)                    (4,389)
                                                  ----------------------         ------------------

  (Loss) before provision for taxes                             (3,407)                    (3,523)
                                                  ----------------------         ------------------

  Provision for taxes                                                75                         75
                                                  ----------------------         ------------------

  Net (loss)                                                   $(3,482)                   $(3,598)
                                                  ======================         ==================






          See accompanying notes to consolidated financial statements

                          Renaissance Media Group LLC
             Consolidated Statement of Changes in Members' Equity
                         (All Dollar Amounts in 000's)
                                  (unaudited)

                                              Paid in                    Accumulated          Total Members'
                                              Capital                Earnings (Deficit)           Equity
                                      -------------------------    ----------------------    -----------------

Balance January 1, 1998                          $           -             $           -        $           -

Accumulated Deficit - Renaissance
 Media LLC - December 31, 1997                                                      (24)                 (24)

Capital contributions                                  108,500                         _              108,500
Net (loss)                                                   _                   (3,598)              (3,598)
                                      -------------------------    ----------------------    -----------------

Balance June 30, 1998                                 $108,500                  $(3,622)             $104,878
                                      =========================    ======================    =================











          See accompanying notes to consolidated financial statements

                          Renaissance Media Group LLC
                     Consolidated Statement of Cash Flows
                         (All Dollar Amounts in 000's)

                                                                                                  Six Months Ended
                                                                                                    June 30, 1998
                                                                                                     (unaudited)
                                                                                             -----------------------------
Operating Activities:
Net Income (loss)                                                                                                $(3,598)
Adjustments to non-cash and non-operating items:
  Depreciation and amortization                                                                                     5,483
  Accretion on senior discount notes and non-cash interest expense                                                  2,274
  Changes in operating assets and liabilities:
     Accounts receivable - other                                                                                    (400)
     Accounts receivable - trade, net                                                                             (1,022)
     Prepaid expenses and other assets                                                                              (360)
     Accounts payable                                                                                                 640
     Accrued expenses                                                                                               8,298
     Subscriber advance payments and deposits                                                                         602
     Other liabilities                                                                                                  4
     Advances from affiliates                                                                                         104
     Deferred marketing support                                                                                       509
                                                                                             -----------------------------
Net cash provided by operating activities                                                                          12,534

Investing Activities:
  Purchased cable television systems:
    Property, plant and equipment                                                                                (65,216)
    Cable television franchises                                                                                 (235,676)
    Cash paid in excess of identifiable assets                                                                    (8,608)
  Capital expenditures                                                                                              (691)
  Cable television franchises                                                                                     (1,235)
  Other Intangible assets                                                                                           (490)
                                                                                             -----------------------------
Net cash used in investing activities                                                                           (311,916)

Financing Activities:
  Debt acquisition costs                                                                                          (8,343)
  Principal repayments on bank debt                                                                               (7,500)
  Proceeds from bank debt                                                                                         110,000
  Proceeds from 10% Senior Discount Notes                                                                         100,012
  Capital Contributions (includes cash contributed by Renaissance Media Holdings, LLC)                            108,500
                                                                                             -----------------------------
Net cash provided by financing activities                                                                         302,669
                                                                                             -----------------------------
Net increase in cash and cash equivalents                                                                           3,287
Cash and cash equivalents at beginning of period                                                                        _
                                                                                             -----------------------------
Cash and cash equivalents at end of period                                                                         $3,287
                                                                                             =============================

          See accompanying notes to consolidated financial statements

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (UNAUDITED)

1.  ORGANIZATION

     Renaissance Media Group LLC ("Group") was formed on March 13, 1998 by Renaissance Media Holdings LLC ("Holdings"). Holdings formed Renaissance Media Capital Corporation on March 12, 1998. On March 20, 1998, Holdings contributed to Group its membership interests in two wholly-owned subsidiaries; Renaissance Media (Louisiana) LLC ("Louisiana") and Renaissance Media (Tennessee) LLC ("Tennessee), which were formed on January 7, 1998. Louisiana and Tennessee acquired a 76% interest and 24% interest, respectively, in Renaissance Media LLC ("Media") from Morgan Stanley Capital Partners III, Inc. on February 13, 1998 at the same nominal amount through an acquisition of entities under common control accounted for as if it were a pooling of interests, as a result of which Media became a subsidiary of Holdings. Group and its aforementioned subsidiaries are collectively referred to as the "Company". On April 9, 1998, the Company acquired (the "Acquisition") six cable television systems (the "systems") from TWI Cable, Inc. ("TWI Cable") a subsidiary of Time Warner Inc. ("Time Warner"). See Note 4. Prior to this Acquisition, the Company had no operations other than start-up related activities.

2.  BASIS OF PRESENTATION

     The balance sheet at December 31, 1997 sets forth the combined balance sheets of Holdings and Media as (i) management believes that the combined balance sheet presents the financial position of what became the ultimate legal entity structure upon the closing of the Acquisition (see Note 4) and the offering of the Senior Discount Notes (see Note 5), (ii) Media and Holdings were the only legal operating entities in existence at December 31, 1997 with any assets, liabilities, revenues or expenses (iii) Media and Holdings were under common control, and (iv) subsequent to December 31, 1997, Media became a wholly-owned subsidiary of Group. The financial statements presented herein for periods subsequent to December 31, 1997 do not include interest income earned and expenses incurred by Holdings.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The interim financial statements are unaudited but include all adjustments, which are of normal recurring nature that the Company considers necessary for a fair presentation of the financial position and the results of operations and cash flows for such period. Operating results of interim periods are not necessarily indicative of results for a full year. For further information, refer to Company's Amendment No. 3 to Registration Statement on Form S-1 and S-4 (Registration No. 333-56679), for additional disclosures, and information regarding the formation of the Company.

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (Unaudited)


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Standards

     During fiscal 1997 and 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), Statement No. 132, "Employers' Disclosures about Pension and Other Post-retirement Benefits" ("FAS 132"), and Statement No. 133, " Accounting for Derivation Instruments and Hedging Activities" ("FAS 133").
FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of financial statements. The Company adopted FAS 130 as of the second quarter of 1998. FAS 131 requires disclosure of financial and descriptive information about an entity's reportable operating segments under the "management approach" as defined in such Statement. The Company will adopt FAS 131 as of December 31, 1998. FAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits. The Company adopted FAS 132 as of the second quarter of 1998. FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will adopt FAS 133 as of January 1, 2000. The adoption of FAS 130 and FAS 132 had no effect on the financial statements. The impact of the adoption of the remaining aforementioned standards on the Company's financial statements is not expected to be material.

     Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash and investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

     Property and Equipment

     Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation of

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (Unaudited)


property and equipment is provided using the straight-line method over the following estimated service lives.

     Buildings........................................  40 years
     Distribution plant...............................  3 - 10 years
     Other equipment and leasehold improvements.......  3 - 20 years

     The Company periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized to the extent that the carrying value of such asset is greater than its fair value.

     Cable Television Franchises and Intangible Assets

     Costs assigned to franchise agreements, goodwill, deferred financing and other intangible assets are amortized using the straight-line method over the following estimated useful lives:

     Goodwill.........................................  25 years
     Franchise agreements.............................  15 years
     Deferred financing and other intangible assets...  2 - 10 years

     Revenue Recognition

     Cable television service revenue is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Advertising revenue is recognized in the period service is provided.

     Estimates Used in Financial Statement Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (Unaudited)


the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.  ACQUISITION

     On April 9, 1998, the Company acquired six cable television systems from TWI Cable. The systems are clustered in southern Louisiana, western Mississippi and western Tennessee. This acquisition represented the first acquisition by the Company. The purchase price for the systems was $309,500 which was paid as follows: TWI Cable received $300,000 in cash inclusive of an escrow deposit of $15,000 and a $9,500 (9,500 units) equity interest in Renaissance Media Holdings, LLC, the parent company of Group. In addition to the purchase price, the Company incurred approximately $1,300 in transaction costs, exclusive of financing costs.

     The 9,500 units issued to TWI Cable as equity represent an 8.8% interest in Holdings, determined by dividing the TWI Cable interests of 9,500 units by the total units outstanding of Holdings of 108,500. TWI Cable's interest in Holdings is as a minority member with rights to appoint one board representative, and TWI Cable has economic interests in Holdings equal to its ownership percentage on the same basis as the other members of Holdings. In accordance with the Limited Liability Company Agreement of Holdings, TWI Cable is not required to make any further equity contribution to Holdings and its ability to sell or otherwise dispose of its interests in Holdings is limited. Holdings was formed to consummate the Acquisition and had no assets prior to this transaction.

     The Acquisition was accounted for using the purchase method of accounting and, accordingly, results of operations are reported from the date of the Acquisition (April 9, 1998). The excess of the purchase price over the estimated fair value of the tangible assets acquired ($244,300) has been allocated to Cable television franchises and goodwill in the amount of $235,700 and $8,600, respectively. The appraisal of the acquired assets is not yet complete, thus the allocation of the purchase price is subject to change, although management currently does not believe that any material adjustment to such allocation is expected.

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (Unaudited)


     Unaudited Pro Forma summarized results of operations for the Company for the six months ended June 30, 1998 and 1997, assuming the Acquisition had been consummated on January 1, 1998 and 1997, are as follows:

                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                                1997                 1998
                                                                ----                 ----
    Revenues..........................................              $28,142             $ 25,176
    Expenses..........................................               28,007               26,727
                                                                    -------             --------
    Operating (loss) income...........................                  135               (1,551)
    Interest expense and other expenses...............                9,621                9,621
                                                                    -------             --------
    Net (Loss)                                                      $(9,486)            $(11,172)
                                                                    =======             ========

5.  DEBT

    As of June 30, 1998, debt consisted of:

    10.00% Senior Discount Notes at Accreted Value (a) .............       $102,286
    Bank Credit Agreement (b).......................................       $102,500
                                                                            -------
                                                                           $204,786
                                                                           ========

    (a) On April 9, 1998, in connection with the Acquisition described in Note 4, Louisiana, Tennessee and Capital issued $163,175 principal amount at maturity, $100,012 initial accreted value of 10.00% senior discount notes due 2008 ("Notes"). The notes pay no interest until April 15, 2003. From and after April 15, 2003 the Notes will bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Notes are due on April 15, 2008.

    (b) On April 9, 1998, Renaissance Media entered into a credit agreement (the "Credit Agreement"). The aggregate commitments under the Credit Agreement total $150,000, consisting of a $40,000 revolver, $60,000 Tranche A Term Loans and $50,000 Tranche B Term Loans. The revolving credit and term loans are collateralized by a first lien position on all present and future assets and members' interest of Media, Louisiana and Tennessee. The Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios and for commitment fees of 1/2 % on the unused portion of the revolver. The effective interest rate for the period from inception through the period ended June 30, 1998 was 8.11%.

     On April 9, 1998, $110,000 was borrowed under the Credit Agreement's Tranche A and B Term Loans. On June 23, 1998, $7,500 was repaid resulting in $102,500 of outstanding Tranche A and B Term Loans as of June 30, 1998.

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (Unaudited)


     On June 30, 1998, the Company had unrestricted use of the $40,000 revolver, although no borrowings had been made by the Company through that date.

     Annual maturities of borrowings under the Credit Agreement for the years ending December 31 are as follows:

1998 .....................................................................         0
1999......................................................................       776
2000......................................................................     1,035
2001......................................................................     2,701
2002......................................................................     9,506
2003......................................................................    11,590
Thereafter................................................................    76,892
                                                                            --------
                                                                             102,500
Less Current Portion......................................................      (258)
                                                                            --------
                                                                            $102,242
                                                                            ========

  As required by the Credit Agreement, Renaissance Media purchased an interest rate CAP agreement from Morgan Stanley Capital Services Inc. an affiliate of MSCP The agreement effectively fixed or set a maximum LIBOR rate of 7.25% on bank debt borrowing up to $100,000 through December 1999.

  The Credit Agreement and the Indenture pursuant to which the Notes were issued contain restrictive covenants on the Company and subsidiaries regarding additional indebtedness, investment guarantees, loans, acquisitions, dividends and merger or sale of the subsidiaries and require the maintenance of certain financial ratios.

6.  TAXES

     Group and Media are limited liability companies and are not subject to federal or state income tax. Any income earned by these entities will be taxed to their respective members.

     Louisiana and Tennessee have elected to be treated as corporations for federal income tax purposes and have not recorded any tax benefit for their losses as the realization of these losses by reducing future taxable income in the carry forward period is uncertain at this time. The provision for income taxes reflected in the consolidated statement of operations is for Tennessee franchise taxes.

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (Unaudited)


7.  RELATED PARTY TRANSACTIONS

    (a)   Transactions with Morgan Stanley Entities

          In connection with the Acquisition, Media entered into the Credit Agreement with Morgan Stanley Senior Funding and Morgan Stanley & Co. Incorporated acted as the Placement Agent for the Notes. In connection with these services the Morgan Stanley Entities received customary fees and expense reimbursement.

    (b)   Transaction with Time Warner and Related Parties

          In connection with the Acquisition, Media entered into an agreement with Time Warner, pursuant to which Time Warner manages the Company's programming in exchange for providing the Company access to certain Time Warner programming arrangements.

          For the period from April 9, 1998 to June 30, 1998 the Company paid Time Warner approximately $1,300 (including service fees of approximately $6 for programming services under this agreement). In addition, the Company has incurred programming costs of approximately $1,000 for programming services owned directly or indirectly by Time Warner entities for the period from April 9, 1998 to June 30, 1998.

    (c)   Transactions with Management

          Prior to the consummation of the Acquisition described in Note 4, Media paid fees to six senior managers of the company who are investors in the company (the "Management Investors") for services rendered relating to the Acquisition and the Credit Agreement. These fees totaled $287 and were recorded as transaction and financing costs.

    (d)   Due to Management Investors

          Prior to the formation of the Company, the Management Investors advanced $1,000 to Holdings, which was used primarily for working capital purposes. Upon formation of the Company, Holdings contributed certain assets and liabilities to Group and the $1,000 advance from the Management Investors was recorded as paid in capital.

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (Unaudited)

8.   ACCRUED EXPENSES

     Accrued expenses as of June 30, 1998 consist of the following:


     Accrued programming costs.................................     $2,641
     Accrued interest..........................................      1,777
     Accrued franchise fees....................................      1,199
     Accrued legal and professional fees.......................      1,119
     Accrued salaries and wages................................        303
     Other accrued expenses....................................      1,269
                                                                    ------
                                                                    $8,308
                                                                    ======

9.   EMPLOYEE BENEFIT PLAN

     Effective April 9, 1998, the Company began sponsoring a defined contribution plan which covers substantially all employees (the "Plan"). The Plan provides for contributions from eligible employees up to 15% of their compensation. The Company's contribution to the Plan is limited to 50% of each eligible employee's contribution up to 10% of his or her compensation. The Company has the right in any year to set the amount of the Company's contribution percentage. Company matching contributions approximated $32 for the period from April 9, 1998 to June 30, 1998.

     PART I    FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. The Company's actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. The forward-looking statements within this Form 10-Q are identified by words such as "believes", "anticipates", "accepts", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may effect the Company's business.

INTRODUCTION AND RECENT DEVELOPMENTS

     Renaissance Media Group, LLC ("Group") was formed by Renaissance Media Holdings, LLC on March 13, 1998. Group was formed to acquire, operate and develop cable television systems through its subsidiaries in markets within the United States. Group and its wholly-owned subsidiaries are collectively referred to as (the "Company"). Prior to March 13, 1998 the Company's start-up activities were conducted by Renaissance Media Holdings, LLC and Renaissance Media, LLC.

     On April 9, 1998, the Company completed its first acquisition. Pursuant to the Asset Purchase Agreement dated November 14, 1997 with TWI Cable, the Company acquired cable television systems which are clustered in southern Louisiana, western Mississippi and western Tennessee and as of June 30, 1998, passed 180,561 homes, served 126,985 basic subscribers and had 60,189 premium service units. The Company is the 4th largest cable television system operator in Louisiana and the 5th largest cable television system operator in Tennessee based upon the Systems' numbers of subscribers at June 30, 1998.

     The Company intends to increase its subscriber base and operating cash flow by pursuing cable television system acquisitions, improving and upgrading its technical plant and expanding its service offerings. The Company will pursue selective acquisitions in markets which are contiguous to the Systems and in non-contiguous mid-sized markets serving more than 30,000 subscribers where local or regional clusters can be formed. The Company believes that by clustering systems it will be able to realize economies of scale, such as reduced payroll, reduced billing and technical costs per subscriber, reduced advertising sales costs, increased local advertising sales, more efficient roll-out and utilization of new technologies and consolidation of its customer service functions. The Company plans to improve and upgrade its technical plant, which should allow it to provide a wide array of new services and service tiers, as well as integrate new interactive features into advanced analog and digital set-top consumer equipment. The Company also plans to develop and provide new cable and broadband services and develop ancillary businesses including digital video and high speed Internet access services.

     Revenues. The Systems' revenues are primarily attributable to subscription fees charged to subscribers for basic and premium cable television programming services. Basic revenue consists of monthly subscription fees for basic and CPST satellite services. Multiple dwelling unit accounts typically are offered a bulk rate in exchange for single point billing and basic service to all units. Premium revenue consists of monthly subscription fees for programming provided on a per-channel basis. In addition, other revenue is derived from new product tiers, pay-per-view fees, installation and reconnection fees charged to subscribers to receive service, monthly equipment rental fees, advertising revenue and commissions related to the sale of goods by home shopping services and in home wiring service contracts.

     Service Costs. Service costs are comprised of variable expenses directly attributable to the Systems. Variable operating expenses consist of costs directly attributable to providing cable services to customers and therefore generally vary directly with revenues. Variable operating expenses include salaries and related costs of service and technical personnel, programming fees paid to suppliers of programming included in the Systems' basic and premium cable television services, as well as expenses related to maintenance of cable plants, vehicles costs, pole rents and electricity.

     Selling, General and Administrative. Selling, general and administrative expenses include, among other things, salaries and related costs of office and customer service personnel, insurance, telephone, marketing, billing, taxes, copyright and franchise fees and corporate overhead.

     Depreciation and Amortization. Depreciation and amortization include depreciation of the Systems' network and equipment, amortization of goodwill and intangible assets and losses or gains recognized on the disposal of assets.

SIX MONTHS ENDED JUNE 30, 1998

     The Systems passed 180,561 homes, had 126,985 basic subscribers and had 60,189 premium service units at June 30, 1998.

     Revenues. The Company had revenue of $12.9 million for the six months ended June 30, 1998. This revenue represents the revenue of the Systems for the period from April 9, 1998 to June 30, 1998. Revenue per basic subscriber per month was $37.29.

     Service Costs. Service costs were $4.2 million for the six months ended June 30, 1998. These costs represent the costs incurred at the Systems' locations for the period from April 9, 1998 to June 30, 1998 and include among other costs, programming costs, service employee costs, repairs and maintenance costs, pole rents and electricity.

     Selling, General and Administrative. Selling, general and administrative expenses were $2.5 million for the six months ended June 30, 1998. Corporate overhead costs include approximately $.2 million of corporate overhead incurred prior to the consummation of the Acquisition of the Systems on April 9, 1998.

     Depreciation and Amortization. Depreciation and amortization consists of depreciation and amortization primarily for the period from April 9, 1998 to June 30, 1998 as the Company had no material assets subject to depreciation or amortization prior to April 9, 1998.

     Interest Expense. Interest expense was $4.4 million for the six months ended June 30, 1998. This amount represents interest on the Notes and the Credit Agreement for the period April 9, 1998 to June 30, 1998 and amortization of the Company's interest rate cap agreement for the six month period ended June 30, 1998.

     Provision for Taxes. Renaissance Louisiana and Renaissance Tennessee have elected to be treated as corporations for United States federal income tax purposes. The provisions for taxes for the six months ended June 30, 1998 represent Tennessee franchise tax expense. No income tax benefit for the loss incurred through June 30, 1998 has been recorded due to the uncertainty of the realization of such loss during the related carry forward period.

     Net Loss. Net loss for the six months ended June 30, 1998 was $3.6 million, of which approximately $3.4 million was incurred during the period April 9, 1998 through June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998 (PRO FORMA) COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997 (PRO FORMA)

     The following discussion gives pro forma effect to the offering of the Notes, Credit Agreement and the Acquisition (collectively the "Transactions") as if they had occurred as of January 1, 1998 and 1997, and is provided for informational purposes. It does not purport to be indicative of the results which would have actually been obtained had the Transactions been completed on the dates indicated or which may be expected to occur in the future. As the Company had no operations prior to the acquisition of the TWI Cable Systems discussed above and in Note 4 to the Company's Consolidated Financial Statements the following discussion compares the six months ended June 30, 1998, Pro Forma Financial Statements to the six months ended June 30, 1997 Pro Forma Financial Statements. The discussion relating to the Pro Forma comparisons has been condensed due to different grouping of expenses between TWI Cable and the Company.

     The Systems served 126,985 basic subscribers at June 30, 1998 compared with 124,880 basic subscribers at June 30, 1997, an increase of 2,105 subscribers or 1.7%. Homes passed increased to 180,561 at June 30, 1998 from 176,985 at June 30, 1997, an increase of 3,576 homes passed or 2.0%. Premium service units decreased to 60,189 at June 30, 1998 from 64,800 at June 30, 1997.

     Revenues. Revenues increased $2.9 million, or 11.8%, to $28.1 million for the six months ended June 30, 1998 from $25.2 million for the six months ended June 30, 1997. There were no pro forma adjustments to revenues.

     The increase in revenues for the six months ended June 30, 1998 resulted primarily from increases in basic revenue and other revenue. Basic revenue increased due to an increase in the weighted average monthly subscription rate for basic service to $7.88 in 1998 from $7.69 in 1997 and an increase in the weighted average monthly subscription rate for CPST to $20.28 in 1998 from $17.33 in 1997. In addition, basic revenue increased due to the increase in subscribers in the six months ended June 30, 1998. Other revenue components including home shopping, pay-per-view and advertising revenue increased, while additional outlet revenue decreased.

     Expenses. Expenses increased $1.3 million, or 4.8%, to $28.0 million for the six months ended June 30, 1998 from $26.7 million for the six months ended June 30, 1997. The increase in system operating expenses for the six months ended June 30, 1998 resulted primarily from increases in programming costs due to annual price increases and the addition of new programming services and increases in other overhead costs such as electricity, pole rents and property taxes.

     Operating Income. Operating income increased $1.7 million to $.1 million for the six months ended June 30, 1998 from an operating loss of $1.6 million for the six months ended June 30, 1997. The increase in operating income resulted from the increase in revenue of $3.0 million offset in part by the increase in operating expenses of $1.3 million for the six month period ended June 30, 1998.

     Net Loss. For the reasons discussed above, net loss decreased $1.7 million, or 15.0%, to $9.5 million for the six months ended June 30, 1998 from $11.2 million for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The cable television business requires substantial capital for the upgrading, expansion and maintenance of signal distribution equipment, as well for home subscriber devices and wiring and for service vehicles. The Company will continue to deploy fiber optic technology and to upgrade the Systems to a minimum of 550 MHz and to 860 MHz where system characteristics warrant. The deployment of fiber optic technology will allow the Company to complete future upgrades to the Systems in a cost-effective manner. In addition, the Company believes that the application of digital compression technology will likely reduce the requirement in the future for upgrades to increase capacity beyond 860 MHz.

     The working capital requirements of a cable television business are generally not significant since subscribers are billed for services monthly in advance, while the majority of expenses incurred (except for payroll) are paid generally 30-60 days after their incurrence.

     The Systems' net cash provided by operations was $12.5 million for the six months ended June 30, 1998. The Systems' net cash used in investing activities was $311.9 million for the six months ended June 30, 1998 consisting primarily of the acquisition of the Systems. Net cash provided by financing activities was $302.7 for the six months ended June 30, 1998 consisting primarily of the proceeds received by the Company from; (i) the Credit Agreement, (ii) the Notes and (iii) capital contributions.

     EBITDA represents operating (loss) before depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA is included herein because the Company believes that EBITDA is a meaningful measure of performance as it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the primary debt instruments of the Company contain certain covenants, compliance with which is measured by computations similar to determining EBITDA. The Company's definition of EBITDA may not be identical to similarly titled measures by other companies. The System's EBITDA was $6.3 million (48.5% of revenue) for the six months ended June 30, 1998.

     Simultaneously with the Offering of the Notes: (i) the Company received equity contributions of $95.1 million from the Morgan Stanley Entities and $3.9 million from the Management Investors: (ii) Renaissance Media, as borrower, and Renaissance Louisiana, Renaissance Tennessee and Renaissance Capital, as guarantors, entered into the Credit Agreement, consisting of $110.0 million in Term Loans and the $40.0 million Revolver; and (iii) Renaissance Media acquired the Systems from TWI Cable for $300.0 million in cash and the issuance to TWI Cable of a $9.5 million equity interest in Holdings.

     The Company used the net proceeds from the Offering, together with the equity contributions and borrowings under the Term Loans, to consummate the Acquisition. The Company has approximately $204.8 million of indebtedness outstanding and unused commitments under the Revolver of $40.0 million. Subject to compliance with the terms of the Credit Agreement, borrowings under the Revolver will be available for working capital purposes, capital expenditures and acquisitions.

     The Company expects to make substantial investments in capital to: (i) upgrade its cable plant; (ii) build line extensions; (iii) purchase new equipment; and (iv) acquire the equipment necessary to implement its digital and Internet and data transmission strategy. In 1998, the Company estimates it will make capital expenditures of approximately $9.8 million. The Company believes that the borrowings expected to be available under the Revolver and anticipated cash flow from operations will be sufficient to upgrade the Systems as currently contemplated and to satisfy the Company's working capital, capital expenditure and debt service requirements. However, the actual amount and timing of the Company's capital requirements may differ materially from the Company's estimates as a result of, among other things, the demand for the Company's services and regulatory, technological and competitive developments (including additional market developments and new opportunities) in the Company's industry. The Company also expects that it will require additional financing if the Company's development plans or projections change or prove to be inaccurate or the Company engages in any acquisitions. Sources of additional financing may include commercial bank borrowings, vendor financing or the private or public sale of equity or debt securities. There can be no assurances that such financing will be available on terms acceptable to the Company or at all.

     Borrowings under the Credit Agreement bear interest at floating rates, although the Company is required to maintain interest rate protection programs. Renaissance Media's obligations under the Credit Agreement are secured by substantially all the assets of Renaissance Media.

     The Company is subject to interest rate fluctuations on its Credit Agreement, ($102.5 million outstanding at June 30, 1998), and accordingly has entered into an interest rate cap agreement with a notional amount of $100.0 million. This agreement serves to cap the interest rates associated with the Company's variable rate debt under the Credit Agreement. The cap agreement protects the Company from increased interest costs if LIBOR exceeds 7.25% and expires on December 1, 1999.

     The Company assesses its interest rate protection options on an ongoing basis with a goal of having in place interest rate protection plans as it deems appropriate, based on its assessment of future interest rates balanced against the cost of such plans and the degree of interest rate fluctuation risk the Company believes is appropriate.

YEAR 2000 ISSUES

     The Company relies on computer systems, related software applications and other control devices in operating and monitoring all major aspects of its business, including, but not limited to, its financial systems (such as general ledger, accounts payable and payroll modules), subscriber billing systems, internal networks and telecommunications equipment. The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its suppliers and financial organizations, for the accurate exchange of date and related information.

     The Company continues to assess the likely impact of Year 2000 issues on its business operations, including its material information technology ("IT") and non-IT applications, These material applications include all billing and subscriber information systems, general ledgers, phone switches and certain headend applications, all of which are third party supported. The Company has received written assurances from the providers of all third party-supported applications to the effect that such applications are either Year 2000 compliant or subject to plans to become Year 2000 compliant. The Company is currently quantifying its non-IT applications, which may be affected by Year 2000 issues and have an effect on its operations.

     The Company continues to monitor Year 2000 issues and expects to have all systems identified by the end of 1998 and compliance determinations completed by the end of the first calendar quarter of 1999. Based on the results of its compliance determinations, appropriate contingency plans will be finalized to the extent possible.

     The Company has not incurred any material Year 2000 costs to date, and excluding the need for contingency plans, does not expect to incur any material Year 2000 costs in the future because most of the applications it uses are maintained by third parties who have borne such Year 2000 compliance costs.

     The Company cannot be certain that it or third parties supporting its systems have resolved or will resolve all Year 2000 issues in a timely manner. Failure by the Company or any such third party to successfully address the relevant Year 2000 issues could result in disruptions of the Company's business and the incurrence of significant expenses by the Company. Additionally, the Company could be affected by any disruption to third parties with which the Company does business if such third parties have not successfully addressed their Year 2000 issues.

IMPACT OF INFLATION

     With the exception of programming costs, the Company does not believe that inflation has had or will likely have a significant effect on its results of operations or capital expenditure programs. Programming cost increases in the past have tended to exceed inflation and may continue to do so in the future. The Company, in accordance with FCC regulations, may pass along programming cost increases to its subscribers.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 /s/ Fred H. Schulte
                                 --------------------
                                 Fred H. Schulte

                                 President, Chief Executive Officer, Chairman and a Representative of Renaissance Media Group, LLC, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC and President, Chief Executive Officer. Chairman and a Director of Renaissance Media Capital Corporation (Principal Executive Officer of Renaissance Media Group, LLC Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation)


                                 Date:  October 19, 1998


                                 /s/ Mark W. Halpin
                                 -----------------------------------------------
                                 Mark W. Halpin

                                 Executive Vice President, Chief Financial
                                 Officer, Treasurer and a Representative of Renaissance Media Group, LLC Renaissance Media (Louisiana) LLC. Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation (Principal Financial Officer and Principal Accounting Officer of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC. Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation)

                                 Date:  October 19, 1998