Form 10-Q
period 1998-09-30
RENAISSANCE MEDIA GROUP LLC
filed 1998-11-12
CIK 1062363

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.


                            COMMISSION FILE NUMBER:

                     RENAISSANCE MEDIA GROUP LLC  333-56679
          (Exact names of Registrants as specified in their charters)


         Delaware                                    14-1803051
(State or other jurisdiction of           (I.R.S. Employer Identification
 incorporation or organization)                       Numbers)



                       One Cablevision Center  Suite 100
                            Ferndale, New York 12734
                    (Address of principal executive offices)

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

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

                                QUARTERLY REPORT

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998


                                     INDEX

                                                                    PAGE

PART I    FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements of                     1
             Renaissance Media Group LLC and
             Subsidiaries and Notes to Consolidated
             Financial Statements - Unaudited

Item 2.      Management's Discussion and Analysis                    11
             of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

Item 5.      Other Information                                       17

Item 6.      Exhibits and Report on Form 8-K                         17

                          RENAISSANCE MEDIA GROUP LLC
                          Consolidated Balance Sheets
                         (All Dollar Amounts in 000's)


                                                                         SEPTEMBER 30, 1998        DECEMBER 31, 1997
ASSETS                                                                      (UNAUDITED)
                                                                       -----------------------   -----------------------
Cash and cash equivalents                                                 $      5,079                 $     903
Accounts receivable - trade (less allowance for doubtful
 accounts of $90 in 1998)                                                        1,003                         -
Accounts receivable - other                                                        543                         3
Prepaid expenses and other assets                                                  533                       409
Escrow deposit                                                                       -                    15,000
Investment in cable television systems:
  Property, plant and equipment                                                 67,301                         -
  Less:  accumulated depreciation                                               (4,045)                        -
                                                                          -------------                ---------
                                                                                63,256                         -
  Cable television  franchises                                                 237,461                         -
  Less:  accumulated amortization                                               (7,557)                        -
                                                                          -------------                ---------
                                                                               229,904                         -
  Intangible assets                                                             17,518                       692
  Less:  accumulated amortization                                                 (701)                       (4)
                                                                          -------------                ---------
                                                                                16,817                       688
                                                                          -------------                ---------
Total investment in cable television systems                                   309,977                       688
                                                                          -------------                ---------
TOTAL ASSETS                                                              $    317,135                 $  17,003
                                                                          =============                =========

LIABILITIES AND MEMBERS' EQUITY

Accounts payable                                                           $        44                 $      12
Accrued expenses                                                                 7,901                       955
Subscriber advance payments and deposits                                           644                         -
Deferred marketing support                                                         478                         -
Advances from affiliates                                                           207                         -
Other liabilities                                                                    8                         -
Due to management investors                                                          -                     1,000
Debt                                                                           207,307                         -
                                                                          -------------                ---------
TOTAL LIABILITIES                                                              216,589                     1,967
MEMBERS' EQUITY:
Paid in capital                                                                108,600                    15,000
Accumulated (deficit) earnings                                                  (8,054)                       36
                                                                          -------------                ---------
Total members' equity                                                          100,546                    15,036
                                                                          -------------                ---------
TOTAL LIABILITIES & MEMBERS' EQUITY                                       $    317,135                 $  17,003
                                                                          =============                =========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           RENAISSANCE MEDIA GROUP LLC
                      Consolidated Statements of Operations
                          (All Dollar Amounts in 000's)


                                                                Three Months Ended          Nine Months Ended
                                                                September 30, 1998          September 30, 1998
                                                                   (unaudited)                 (unaudited)
                                                             -------------------------    -----------------------
Revenues                                                          $    14,246                $      27,167
                                                                  -------------              --------------
Costs & Expenses
  Service costs                                                         4,604                        8,810
  Selling, general & administrative                                     2,594                        5,045
  Depreciation & amortization                                           6,802                       12,259
                                                                  -------------              --------------
  Operating income                                                        246                        1,053

  Interest income                                                          31                           91
  Interest (expense)                                                   (4,679)                      (9,069)
                                                                  -------------              --------------

  (Loss) before provision for taxes                                    (4,402)                      (7,925)

  Provision for taxes                                                      30                          105
                                                                  -------------              --------------
  Net (loss)                                                           (4,432)                      (8,030)
                                                                  =============              ==============

          See accompaning notes to consolidated financial statements

                           RENAISSANCE MEDIA GROUP LLC
              Consolidated Statement of Changes in Members' Equity
                          (All Dollar Amounts in 000's)
                                   (unaudited)


                                                          Paid in                 Accumulated           Total Members'
                                                          Capital               Earnings (Deficit)          Equity
                                                    ---------------------    ----------------------   --------------------

Contributed Members' Equity -                            $  15,000                $      (24)             $   14,976
Renaissance Media Holdings LLC and
Renaissance Media LLC - December 31, 1997

Capital contributions                                       93,600                         -                  93,600
Net (loss)                                                       -                    (8,030)                 (8,030)
                                                        -----------               ------------            ------------

Balance September 30, 1998                               $ 108,600                   $(8,054)             $  100,546
                                                        ===========               ============            ============


          See accompanying notes to consolidated financial statements

                          RENAISSANCE MEDIA GROUP LLC
                     Consolidated Statement of Cash Flows
                         (All Dollar Amounts in 000's)


                                                                                            Nine Months Ended
                                                                                           September 30, 1998
                                                                                               (unaudited)
                                                                                      ------------------------------
Operating Activities:
  Net (loss)
  Adjustments to non-cash and non-operating items:                                            $      (8,030)
  Depreciation and amortization                                                                      12,259
  Accretion on senior discount notes and non-cash interest expense                                    4,835
  Changes in operating assets and liabilities:
     Accounts receivable - other                                                                       (543)
     Accounts receivable - trade, net                                                                (1,003)
     Prepaid expenses and other assets                                                                ( 530)
     Accounts payable                                                                                    32
     Accrued expenses                                                                                 7,890
     Subscriber advance payments and deposits                                                           644
     Other liabilities                                                                                    8
     Advances from affiliates                                                                           104
     Deferred marketing support                                                                         478
                                                                                              --------------
  Net cash provided by operating activities                                                          16,144

Investing Activities:
  Purchased cable television systems:
    Property, plant and equipment                                                                   (65,291)
    Cable television franchises                                                                    (235,701)
    Cash paid in excess of identifiable assets                                                       (8,608)
  Capital expenditures                                                                               (2,260)
  Cable television franchises                                                                        (1,510)
  Other Intangible assets                                                                              (463)
                                                                                              --------------
Net cash used in investing activities                                                              (313,833)

Financing Activities:
  Debt acquisition costs                                                                             (8,344)
  Principal repayments on bank debt                                                                  (7,500)
  Proceeds from bank debt                                                                           110,000
  Proceeds from 10% Senior Discount Notes                                                           100,012
  Capital contributions (includes cash contributed by Renaissance Media Holdings LLC)               108,600
                                                                                              --------------
Net cash provided by financing activities                                                           302,768
                                                                                              --------------
Net increase in cash and cash equivalents                                                             5,079
Cash and cash equivalents at beginning of period                                                          -
                                                                                              --------------
Cash and cash equivalents at end of period                                                     $      5,079
                                                                                              ==============

          See accompanying notes to consolidated financial statements

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Renaissance Media Group LLC ("Group") was formed on March 13, 1998 by Renaissance Media Holdings LLC ("Holdings"). Holdings is owned by Morgan Stanley Capital Partners III, L.P. ("MSCP III"), Morgan Stanley Capital Investors, L.P. ("MSCI"), MSCP III 892 Investors, L.P. ("MSCP Investors" and, collectively, with its affiliates, MSCP III and MSCI and their respective affiliates, the "Morgan Stanley Entities"), Time Warner (as hereinafter defined) and the Management Investors (as hereinafter defined). Holdings formed Renaissance Media Capital Corporation on March 12, 1998. On March 20, 1998, Holdings contributed to Group its membership interests in two wholly-owned subsidiaries; Renaissance Media (Louisiana) LLC ("Louisiana") and Renaissance Media (Tennessee) LLC ("Tennessee"), which were formed on January 7, 1998. Louisiana and Tennessee acquired a 76% interest and 24% interest, respectively, in Renaissance Media LLC ("Media") from Morgan Stanley Capital Partners III, Inc. ("MSCP"), on February 13, 1998 at the same nominal amount through an acquisition of entities under common control accounted for as if it were a pooling of interests. As a result, Media became a subsidiary of Group and Holdings. Group and its aforementioned subsidiaries are collectively referred to as the "Company". On April 9, 1998, the Company acquired (the "Acquisition") six cable television systems (the "Systems") from TWI Cable, Inc. ("TWI Cable"), a subsidiary of Time Warner Inc. ("Time Warner"). See Note 3. Prior to this Acquisition, the Company had no operations other than start-up related activities.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (Unaudited)


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

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated service lives:

     Buildings..........................................     40 years
     Distribution plant.................................     3-10 years
     Other equipment and leasehold improvements.........     3-20 years

     Cable Television Franchises and Intangible Assets

     Cable television franchises include costs incurred to obtain franchise agreements. Intangible assets include goodwill, deferred financing and other intangible assets. Cable television franchises and intangible assets are amortized using the straight-line method over the following estimated useful lives:

     Cable television franchises........................     15 years
     Goodwill...........................................     25 years
     Deferred financing and other intangible assets.....     2-10 years

     The Company periodically reviews the carrying value of its long-lived assets, including property, plant and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized to the extent that the carrying value of such asset is greater than its fair value.

     Revenue Recognition

     Cable television service revenue is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Advertising revenue is recognized in the period in which the advertising commercials are aired.

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (Unaudited)


     Estimates Used in Financial Statement Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   ACQUISITIONS

     TWI Cable

     On April 9, 1998, the Company acquired six cable television systems from TWI Cable. The systems are clustered in southern Louisiana, western Mississippi and western Tennessee. This Acquisition represented the first acquisition by the Company. The purchase price for the systems was $309,500 which was paid as follows: TWI Cable received $300,000 in cash, inclusive of an escrow deposit of $15,000, and a $9,500 (9,500 units) equity interest in Renaissance Media Holdings LLC, the parent company of Group. In addition to the purchase price, the Company incurred approximately $1,300 in transaction costs, exclusive of financing costs.

     The 9,500 units issued to TWI Cable as equity represent an 8.7% interest in Holdings, determined by dividing the TWI Cable interests of 9,500 units by the total units outstanding of Holdings of 108,600. TWI Cable's interest in Holdings is as a minority member with rights to appoint one board representative, and TWI Cable has economic interests in Holdings equal to its ownership percentage on the same basis as the other members of Holdings. In accordance with the Limited Liability Company Agreement of Holdings, TWI Cable is not required to make any further equity contribution to Holdings and its ability to sell or otherwise dispose of its interests in Holdings is limited. Holdings was formed to consummate the Acquisition and had no assets prior to this transaction.

     The Acquisition was accounted for using the purchase method of accounting and, accordingly, results of operations are reported from the date of the Acquisition (April 9, 1998). The excess of the purchase price over the estimated fair value of the tangible assets acquired ($244,300) has been allocated to Cable television franchises and goodwill in the amount of $235,700 and $8,600, respectively. The appraisal of the acquired assets is not yet complete, thus the allocation of the purchase price is subject to change, although management currently does not expect any material adjustment to such allocation.

     DEFFNER CABLE

     On August 31, 1998, the Company acquired the assets of Deffner Cable, located in Gadsden, Tennessee. The purchase price was $100.

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (Unaudited)


     Unaudited Pro Forma summarized results of operations for the Company for the nine months ended September 30, 1998 and 1997, assuming the Acquisition, Notes (as hereinafter defined) offering and Credit Agreement (as hereinafter defined) had been consummated on January 1, 1998 and 1997, are as follows:

                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                 ------------------------------
                                                      1998           1997
                                                  ------------   ------------
   Revenues..................................       $ 42,388       $ 37,961
   Expenses..................................         42,006         40,328
                                                    ---------      ---------
   Operating (loss) income...................            382         (2,367)
   Interest expense and other expenses.......         14,299         14,299
                                                    ---------      ---------
   Net (Loss)                                       $(13,917)      $(16,666)
                                                    =========      =========
4. DEBT

   As of September 30, 1998, debt consisted of:

   10.00% Senior Discount Notes at
    Accreted Value (a) ......................                $104,807
   Credit Agreement (b)......................                $102,500
                                                             --------
                                                             $207,307
                                                             ========


   (a) On April 9, 1998, in connection with the Acquisition described in Note 4, Louisiana, Tennessee and Capital issued $163,175 principal amount at maturity, $100,012 initial accreted value, of 10.00% senior discount notes due 2008 ("Notes"). The Notes pay no interest until April 15, 2003. From and after April 15, 2003 the Notes will bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Notes are due on April 15, 2008.

   (b) On April 9, 1998, Renaissance Media entered into a credit agreement (the "Credit Agreement"). The aggregate commitments under the Credit Agreement total $150,000, consisting of a $40,000 revolver, $60,000 Tranche A Term Loans and $50,000 Tranche B Term Loans (collectively the "Term Loans"). The revolving credit and term loans are collateralized by a first lien position on all present and future assets and members' interest of Media, Louisiana and Tennessee. The Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios and for commitment fees of 1/2 % on the unused portion of the revolver. The effective interest rate for the period from inception through the period ended September 30, 1998 was 8.38%.

   On April 9, 1998, $110,000 was borrowed under the Credit Agreement's Tranche A and B Term Loans. On June 23, 1998, $7,500 was repaid resulting in $102,500 of outstanding Tranche A and B Term Loans as of September 30, 1998.

   On September 30, 1998, the Company had unrestricted use of the $40,000 revolver. No borrowings had been made by the Company through that date.

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (Unaudited)


   Annual maturities of borrowings under the Credit Agreement for the years ending December 31 are as follows:



   1998 ........................................            0
   1999.........................................          776
   2000.........................................        1,035
   2001.........................................        2,701
   2002.........................................        9,506
   2003.........................................       11,590
   Thereafter...................................       76,892
                                                     --------
                                                      102,500
   Less Current Portion.........................         (518)
                                                     --------
                                                     $101,982
                                                     ========

   As required by the Credit Agreement, Renaissance Media purchased an interest rate cap agreement from Morgan Stanley Capital Services Inc. an affiliate of MSCP. The agreement effectively fixed or set a maximum LIBOR rate of 7.25% on bank debt borrowing up to $100,000 through December 1999.

   The Credit Agreement and the Indenture pursuant to which the Notes were issued contain restrictive covenants on the Company and subsidiaries regarding additional indebtedness, investment guarantees, loans, acquisitions, dividends and merger or sale of the subsidiaries and require the maintenance of certain financial ratios.

5. TAXES

   Group and Media are limited liability companies and are not subject to federal or state income tax. Any income earned by these entities will be taxed to their respective members.

   Louisiana and Tennessee have elected to be treated as corporations for federal income tax purposes and have not recorded any tax benefit for their losses as the realization of these losses by reducing future taxable income in the carry forward period is uncertain at this time. The provision for income taxes reflected in the consolidated statement of operations is for Tennessee Corporate Franchise taxes.

6. RELATED PARTY TRANSACTIONS

   (a)  Transactions with Morgan Stanley Entities

        In connection with the Acquisition, Media entered into the Credit Agreement with Morgan Stanley Senior Funding and Morgan Stanley & Co. Incorporated acted as the Placement Agent for the Notes. In connection with these services the Morgan Stanley Entities received customary fees and expense reimbursement.

   (b)  Transactions with Time Warner and Related Parties

        In connection with the Acquisition, Media entered into an agreement with Time Warner, pursuant to which Time Warner manages the Company's programming in exchange for providing the Company access to certain Time Warner programming arrangements.

                          RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
              (ALL DOLLAR AMOUNTS IN 000'S EXCEPT WHERE INDICATED)
                                  (Unaudited)


        In connection with this agreement, the Company paid Time Warner approximately $1,437 and $2,737 for the quarter ended September 30, 1998 and for the period from April 9, 1998 to September 30, 1998, respectively. In addition, the Company has incurred programming costs of approximately $1,171 and $2,171 for programming services owned directly or indirectly by Time Warner entities for the quarter ended September 30, 1998 and for the period from April 9, 1998 to September 30, 1998, respectively.

   (c)  Transactions with Management

        Prior to the consummation of the Acquisition described in Note 3, Media paid fees to six senior managers of the Company who are investors in the Company (the "Management Investors") for services rendered relating to the Acquisition and the Credit Agreement. These fees totaled $287 and were recorded as transaction and financing costs.

   (d)  Due to Management Investors

        Prior to the formation of the Company, the Management Investors advanced $1,000 to Holdings, which was used primarily for working capital purposes. Upon formation of the Company, Holdings contributed certain assets and liabilities to Group and the $1,000 advance from the Management Investors was recorded as paid in capital.

7.   ACCRUED EXPENSES

     Accrued expenses as of September 30, 1998 consist of the following:

     Accrued programming costs....................   $2,214
     Accrued interest.............................    1,771
     Accrued franchise fees.......................    1,103
     Accrued legal and professional fees..........      855
     Accrued salaries, wages and benefits.........      540
     Accrued property and sales tax...............      521
     Other accrued expenses.......................      897
                                                     ------
                                                     $7,901
                                                     ======
8.   EMPLOYEE BENEFIT PLAN

     Effective April 9, 1998, the Company began sponsoring a defined contribution plan which covers substantially all employees (the "Plan"). The Plan provides for contributions from eligible employees up to 15% of their compensation. The Company's contribution to the Plan is limited to 50% of each eligible employee's contribution up to 10% of his or her compensation. The Company has the right in any year to set the amount of the Company's contribution percentage. Company matching contributions for the quarter ended September 30, 1998 and for the period from April 9, 1998 to September 30, 1998 were $30 and $62, respectively.

                          RENAISSANCE MEDIA GROUP LLC

                         PART I - FINANCIAL INFORMATION

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

INTRODUCTION AND RECENT DEVELOPMENTS

     Renaissance Media Group LLC ("Group") was formed by Renaissance Media Holdings LLC on March 13, 1998. Group was formed to acquire, operate and develop cable television systems through its subsidiaries in markets within the United States. Group and its wholly-owned subsidiaries are collectively referred to as (the "Company"). Prior to March 13, 1998 the Company's start-up activities were conducted by Renaissance Media Holdings LLC and Renaissance Media LLC.

     On April 9, 1998, the Company completed its first acquisition. Pursuant to the Asset Purchase Agreement dated November 14, 1997 with TWI Cable, the Company acquired cable television systems which are clustered in southern Louisiana, western Mississippi and western Tennessee and, as of September 30, 1998, passed 181,137 homes, served 127,919 basic subscribers and had 59,831 premium service units. The Company is the 4th largest cable television system operator in Louisiana and the 5th largest cable television system operator in Tennessee based upon the Systems' numbers of subscribers at September 30, 1998.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. The Company had revenue of $14.2 million for the three months ended September 30, 1998. Average revenue per basic subscriber per month was $37.26. Basic subscribers increased during the three months ended September 30, 1998 by 934 subscribers.

     Service Costs. Service costs were $4.6 million for the three months ended September 30, 1998. These costs include among other costs, programming costs, service employee costs, repairs and maintenance costs, pole rents and electricity. Average service costs per basic subscriber per month was $12.05.

     Selling, General and Administrative. Selling, general and administrative expenses were $2.6 million for the three months ended September 30, 1998. Corporate overhead included in selling, general and administrative expense was $.6 million for the three months ended September 30, 1998.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 1998 were $6.8 million.

     Interest Expense. Interest expense was $4.7 million for the three months ended September 30, 1998. This amount represents interest on the Notes, Credit Agreement, and the amortization of the Company's interest rate cap agreement for the three month period ended September 30, 1998.

     Provision for Taxes. Renaissance Louisiana and Renaissance Tennessee have elected to be treated as corporations for United States federal income tax purposes. The provision for taxes for the three months ended September 30, 1998 represents Tennessee Corporate Franchise tax expense. No income tax benefit for the loss incurred for the three months ended September 30, 1998 has been recorded due to the uncertainty of the realization of such loss during the related carry forward period.

     Net Loss. For the reasons discussed above, net loss for the three months ended September 30, 1998 was $4.4 million.

NINE MONTHS ENDED SEPTEMBER 30, 1998

      The systems passed 181,137 homes, had 127,919 basic subscribers and had 59,831 premium service units at September 30, 1998.

      Revenues. The Company had revenue of $27.2 million for the nine months ended September 30, 1998. This amount represents the revenue of the Systems for the period from April 9, 1998 to September 30, 1998. Average revenue per basic subscriber per month was $37.05.

      Service Costs. Service costs were $8.8 million for the nine months ended September 30, 1998. This amount represents the costs incurred at the Systems' locations for the period from April 9, 1998 to September 30, 1998 and include among other costs, programming costs, service employee costs, repairs and maintenance costs, pole rents and electricity.

     Selling, General and Administrative. Selling, general and administrative expenses were $5.0 million for the nine months ended September 30, 1998. Corporate overhead costs include approximately $.1 million of corporate overhead incurred prior to the consummation of the Acquisition of the Systems on April 9, 1998.

      Depreciation and Amortization. Depreciation and amortization consists of depreciation and amortization primarily for the period from April 9, 1998 to September 30, 1998 as the Company had no material assets subject to depreciation or amortization prior to April 9, 1998.

      Interest Expense. Interest expense was $9.1 million for the nine months ended September 30, 1998. This amount represents interest on the Notes and the Credit Agreement for the period April 9, 1998 to September 30, 1998.

      Provision for Taxes. Renaissance Louisiana and Renaissance Tennessee have elected to be treated as corporations for United States federal income tax purposes. The provision for taxes for the nine months ended September 30, 1998 represents Tennessee Corporate Franchise tax expense. No income tax benefit for the loss incurred through September 30, 1998 has been recorded due to the uncertainty of the realization of such loss during the related carry forward period.

      Net Loss. Net loss for the nine months ended September 30, 1998 was $8.0 million, of which approximately $7.9 million was incurred during the period from April 9, 1998 through September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 (PRO FORMA) COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997 (PRO FORMA)

     The following discussion gives pro forma effect to the offering of the Notes, Credit Agreement and the Acquisition (collectively the "Transactions") as if they had occurred as of January 1, 1998 and 1997, and is provided for informational purposes. It does not purport to be indicative of the results which would have actually been obtained had the Transactions been completed on the dates indicated or which may be expected to occur in the future. As the Company had no operations prior to the acquisition of the TWI Cable Systems discussed above and in Note 4 to the Company's Consolidated Financial Statements, the following discussion compares the nine months ended September 30, 1998 Pro Forma results of operations to the nine months ended September 30, 1997 Pro Forma Financial results of operations. The discussion relating to the pro forma comparisons has been condensed due to different grouping of expenses between TWI Cable and the Company.

     The Systems served 127,919 basic subscribers at September 30, 1998 compared with 125,405 basic subscribers at September 30, 1997, an increase of 2,514 subscribers or 2.0%. Homes passed increased to 181,137 at September 30, 1998 from 177,402 at September 30, 1997, an increase of 3,735 homes passed or 2.1%. Premium service units decreased to 59,831 at September 30, 1998 from 66,718 at September 30, 1997.

     Revenues. Revenues increased $4.4 million, or 11.7%, to $42.4 million for the nine months ended September 30, 1998 from $38.0 million for the nine months ended September 30, 1997. There were no pro forma adjustments to revenues.

     The increase in revenues for the nine months ended September 30, 1998 resulted primarily from increases in basic revenue and other revenue. Basic revenue increased due to an increase in the weighted average monthly subscription rate for basic service to $7.88 in 1998 from $7.69 in 1997 and an increase in the weighted average monthly subscription rate for cable programming service tiers ("CPST" ) to $20.28 in 1998 from $17.33 in 1997. In addition, basic revenue increased due to the increase in subscribers in the nine months ended September 30, 1998. Other revenue components including home shopping, pay-per-view and advertising revenue increased, while additional outlet revenue decreased.

     Expenses. Expenses increased $1.7 million, or 4.2%, to $42.0 million for the nine months ended September 30, 1998 from $40.3 million for the nine months ended September 30, 1997. The increase in system operating expenses for the nine months ended September 30, 1998 resulted primarily from increases in programming costs due to annual price increases and the addition of new programming services and increases in other overhead costs such as insurance, electricity, pole rents and property taxes, offset in part by increases in capitalized internal labor and overhead costs attributable to increased capital projects.

     Operating Income. Operating income increased $2.7 million to $.4 million for the nine months ended September 30, 1998 from an operating loss of $2.3 million for the nine months ended September 30, 1997. The increase in operating income resulted from the increase in revenue of $4.4 million offset in part by the increase in operating expenses of $1.7 million for the nine month period ended September 30, 1998.

     Net Loss. For the reasons discussed above, net loss decreased $2.7 million, or 16.5%, to $13.9 million for the nine months ended September 30, 1998 from $16.6 million for the nine months ended September 30, 1997.

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

     The Systems' net cash provided by operations was $16.1 million for the nine months ended September 30, 1998. The Systems' net cash used in investing activities was $313.8 million for the nine months ended September 30, 1998 consisting primarily of the acquisition of the Systems. Net cash provided by financing activities was $302.8 for the nine months ended September 30, 1998 consisting primarily of the proceeds received by the Company from: (i) the Credit Agreement, (ii) the Notes and (iii) capital contributions.

     EBITDA represents operating (loss) before depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA is included herein because the Company believes that EBITDA is a meaningful measure of performance as it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the primary debt instruments of the Company contain certain covenants, compliance with which is measured by computations similar to determining EBITDA. The Company's definition of EBITDA may not be identical to similarly titled measures by other companies. The System's EBITDA was $13.3 and $7.0 million for the nine months and three months ended September 30, 1998, respectively, (49.0% and 49.5% of revenue, respectively).

     Simultaneously with the offering of the Notes: (i) the Company received equity contributions of $95.1 million from the Morgan Stanley Entities and $3.9 million from the Management Investors; (ii) Renaissance Media, as borrower, and Renaissance Louisiana, Renaissance Tennessee and Renaissance Capital, as guarantors, entered into the Credit Agreement, consisting of $110.0 million in Term Loans and the $40.0 million Revolver; and (iii) Renaissance Media acquired the Systems from TWI Cable for $300.0 million in cash and the issuance to TWI Cable of a $9.5 million equity interest in Holdings.

     The Company used the net proceeds from the Notes offering, together with the equity contributions and borrowings under the Term Loans, to consummate the Acquisition. The Company has approximately $207.3 million of indebtedness outstanding and unused commitments under the Revolver of $40.0 million. Subject to compliance with the terms of the Credit Agreement, borrowings under the Revolver will be available for working capital purposes, capital expenditures and acquisitions. In July 1998 the Company received additional equity contributions of $.1 million from Holdings.

     The Company expects to make substantial investments in capital to: (i) upgrade its cable plant; (ii) build line extensions; (iii) purchase new equipment; and (iv) acquire the equipment necessary to implement its digital and Internet and data transmission strategy. In 1998, the Company estimates it will make capital expenditures of approximately $5.0 million, down from its original estimate of $9.8 million, due to design delays relating to plant upgrades. The difference in estimates will be carried over into 1999. The Company believes that the borrowings expected to be available under the Revolver and anticipated cash flow from operations will be sufficient to upgrade the Systems as currently contemplated and to satisfy the Company's working capital, capital expenditure and debt service requirements. However, the actual amount and timing of the Company's capital requirements may differ materially from the Company's estimates as a result of, among other things, the demand for the Company's services and regulatory, technological and competitive developments (including additional market developments and new opportunities) in the Company's industry. The Company also expects that it will require additional financing if the Company's development plans or projections change or prove to be inaccurate or the Company engages in any acquisitions. Sources of additional financing may include commercial bank borrowings, vendor financing or the private or public sale of equity or debt securities. There can be no assurances that such financing will be available on terms acceptable to the Company or at all.

     Borrowings under the Credit Agreement bear interest at floating rates, although the Company is required to maintain interest rate protection programs. Renaissance Media's obligations under the Credit Agreement are secured by substantially all the assets of Renaissance Media.

     The Company is subject to interest rate fluctuations on its Credit Agreement ($102.5 million outstanding at September 30, 1998) and, accordingly, has entered into an interest rate cap agreement with a notional amount of $100.0 million. This agreement serves to cap the interest rates associated with the Company's variable rate debt under the Credit Agreement. The cap agreement protects the Company from increased interest costs if LIBOR exceeds 7.25% and expires on December 1, 1999.

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

     The Company continues to assess the likely impact of Year 2000 issues on its business operations, including its material information technology ("IT") and non-IT applications. These material applications include all billing and subscriber information systems, general ledgers, phone switches and certain headend applications, all of which are third party supported. The Company has received written assurances from the providers of all third party-supported applications to the effect that such applications are either Year 2000 compliant or subject to plans to become Year 2000 compliant. The Company is currently quantifying its non-IT applications, which may be affected by Year 2000 issues and have an effect on its operations.

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

                                    PART II
                               OTHER INFORMATION


Item 5.  Other Information

     In addition to the members of the Boards of Representatives of Media and Holdings set forth in the section entitled "Management" of the prospectus contained in the Company's Registration Statement on Forms S1 and S4 (File No. 333-56679) (the "Prospectus"), Michael M. Janson, age 50 as of March 20, 1998, has also been a member of the Boards of Representatives of Holdings and Media since the date of such prospectus. His biographical data is set forth below:

      Michael M. Janson, a Managing Director of Morgan Stanley & Co. Incorporated and of Morgan Stanley Capital Partners III, Inc., was previously a Managing Director of Morgan Stanley's Global High Yield Capital Markets Group prior to joining Morgan Stanley's Private Equity Group. He is also a director of Jefferson Smurfit Corporation and American Color Graphics Inc.

     In addition to the information set forth in the section entitled "Plan of Distribution" of the Prospectus the Company advises that Alan E. Goldberg, Michael M. Janson and Amy Rosen-Wildstein are (and have been since the date of the Prospectus) a Managing Director, a Managing Director and an Associate, respectively, of Morgan Stanley Capital Partners III, Inc., the general partner of MSCP III, an affiliate of Morgan Stanley & Co., Incorporated, the placement agent for the Notes.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

      (a) The Registrants filed a report on Form 8-K on October 8, 1998, which announced the completion of the Registrants exchange offer for its outstanding 10% Senior Discount Notes due 2008.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                 /s/ Fred H. Schulte
                                 --------------------
                                 Fred H. Schulte
                                 President, Chief Executive Officer, Chairman
                                 and a Representative of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC and President, Chief Executive Officer, Chairman and a Director of Renaissance Media Capital Corporation (Principal Executive Officer of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation)


                                 Date:  November 12, 1998


                                 /s/ Mark W. Halpin
                                 ------------------
                                 Mark W. Halpin
                                 Executive Vice President, Chief Financial
                                 Officer, Treasurer and a Representative of
                                 Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and a Director of Renaissance Media Capital Corporation (Principal Financial Officer and Principal Accounting Officer of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation)

                                 Date:  November 12, 1998