Form 10-K405
period 1998-12-31
RENAISSANCE MEDIA GROUP LLC
filed 1999-03-31
CIK 1062363

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the fiscal year ended December 31, 1998

                                      or

   [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition Period from        to       .

                           COMMISSION FILE NUMBERS:

                    Renaissance Media Group LLC--333-56679
               Renaissance Media (Louisiana) LLC*--333-56679-02
               Renaissance Media (Tennessee) LLC*--333-56679-01
             Renaissance Media Capital Corporation*--333-56679-03
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

                        One Cablevision Center--Suite 100
                             Ferndale, New York 12734
                     (Address of principal executive offices)

                                  (914) 295-2600
               (Registrant's telephone number including area code)

   Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [_] .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   State the aggregate market value of the voting equity securities held by non-affiliates of the Registrants:

   All of the limited liability company membership interests of Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC are held by Renaissance Media Group LLC. All of the issued and outstanding shares of capital stock of Renaissance Media Capital Corporation are held by Renaissance Media Group LLC. All of the limited liability company membership interests of Renaissance Media Group LLC are held by affiliates. There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

* Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation meet the conditions set forth in General Instruction I(1)(a) and (b) to the Form 10-K and are therefore filing with the reduced disclosure format.

                          Renaissance Media Group LLC
                       Renaissance Media (Louisiana) LLC
                       Renaissance Media (Tennessee) LLC
                     Renaissance Media Capital Corporation

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----
 Item  1 Business.......................................................     1
 Item  2 Properties.....................................................    22
 Item  3 Legal Proceedings..............................................    23
 Item  4 Submission of Matters to a Vote of Security Holders............    23

                                    PART II

 Item  5 Market for Registrant's Common Equity and Related Stockholder
         Matters........................................................    23
 Item  6 Selected Financial Data........................................    24
 Item  7 Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    27
 Item  8 Financial Statements and Supplementary Data....................    36
 Item  9 Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................    80

                                    PART III

 Item 10 Representatives and Executive Officers of the Registrant.......    80
 Item 11 Executive Compensation.........................................    82
 Item 12 Security Ownership of Certain Beneficial Owners and
         Management.....................................................    83
 Item 13 Certain Relationships and Related Transactions.................    84

                                    PART IV

 Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-
         K..............................................................    85

                                     PART I

Item 1--Business

Organization and Ownership Structure

   Renaissance Media (Louisiana) LLC ("Renaissance Louisiana") and Renaissance Media (Tennessee) LLC ("Renaissance Tennessee") were formed by Renaissance Media Holdings ("Holdings") on January 7, 1998. Renaissance Media Group LLC ("Group", and, collectively, with Renaissance Louisiana, Renaissance Tennessee, Renaissance Capital (as herein defined) and Renaissance Media (as herein defined, the "Company") and Renaissance Media Capital Corporation ("Renaissance Capital") were formed by Holdings on March 13, 1998 and March 12, 1998, respectively. On February 13, 1998, Renaissance Louisiana and Renaissance Tennessee acquired their respective equity interests in Renaissance Media LLC ("Renaissance Media") from the general partner of the general partner of each of Morgan Stanley Capital Partners III, L.P. ("MSCPIII"), Morgan Stanley Capital Investors, L.P. ("MSC"), MSCPIII 892 Investors, L.P. ("MSCP Investors" and, collectively, with its affiliates, MSCPIII, MSCI and their respective affiliates, the "Morgan Stanley Entities"). Holdings is owned by the Morgan Stanley Entities, TWI Cable, Inc. and its cable related affiliates ("Time Warner") and six former senior managers ("Management Investors") of Cablevision Industries Corporation ("CVI").

General

   The Company was formed to acquire, operate and develop medium-sized cable television systems. The Company acquired six cable television systems from Time Warner on April 9, 1998 (the "Systems"). The Systems are clustered in southern Louisiana and western Mississippi (the "Louisiana Systems") and western Tennessee (the "Tennessee System") and, as of December 31, 1998, passed approximately 185,620 homes and served approximately 129,164 subscribers. Group and Renaissance Capital have no material assets other than Group's investment in Renaissance Louisiana and Renaissance Tennessee and do not, and will not, conduct any operations.

   The Company is a wholly owned subsidiary of Holdings.

   The Company's strategy has been to increase its revenues and EBITDA by acquiring, operating and developing cable television systems and capitalizing on the expertise of management, as well as the Company's relationship with the Management Investors and Time Warner.

   Subject to the Charter transaction, (as herein defined), the Company intends to increase its subscriber base and operating cash flow by improving and upgrading its technical plant and expanding its service offerings. The Company believes that by clustering systems it is able to realize economies of scale, such as reduced payroll, reduced billing and technical costs per subscriber, reduced advertising sales costs, increased local advertising sales, more efficient roll-out and utilization of new technologies and consolidation of its customer service functions. Subject to the Charter transaction the Company plans to improve and upgrade its technical plant, which should allow it to provide a wide array of new services and service tiers, as well as integrate new interactive features into advanced analog and digital set-top consumer equipment. Subject to the Charter transaction the Company also plans to develop and provide new cable and broadband services and develop ancillary businesses including digital video and high-speed Internet access services.

   The Company's principal executive offices are located at One Cablevision Center, Suite 100, Ferndale, New York 12734 and the telephone number is (914) 295-2600.

Time Warner Asset Purchase Agreement

   Holdings was formed on November 5, 1997 and entered into an Asset Purchase Agreement dated November 14, 1997 (the "Time Warner Asset Purchase Agreement") with Time Warner to acquire the Systems (the "Acquisition"). The Time Warner Asset Purchase Agreement was assigned by Holdings to Renaissance Media, and, on April 9, 1998, Renaissance Media purchased substantially all of the assets of the Systems for approximately $300.0 million in cash, plus the issuance to Time Warner of a $9.5 million equity ownership interest in Holdings, subject to adjustment based upon working capital and subscriber amounts at the time of closing. Time Warner has agreed to indemnify Renaissance Media in an amount not to exceed $26.0 million in the aggregate for any losses arising out of any representation or warranty made by Time Warner in connection with the Acquisition not being true and accurate.

Sale of the Company

   On February 23, 1999 Holdings, Charter Communications, Inc. ("Charter") and Charter Communications, LLC ("Buyer") executed and delivered a purchase agreement (the "Charter Purchase Agreement"), pursuant to which Holdings will sell and Buyer will purchase, all the outstanding limited liability membership company interests in Group held by Holdings (the "Charter Transaction"). Consummation of the Charter Transaction is subject to certain conditions, including obtaining consents from certain local franchising authorities and the Federal Communications Commission (the "FCC") in connection with transfer of certain cable television franchises and FCC licenses, respectively. There can be no assurance that any of such conditions to the consummation of the Charter Transaction contemplated by the Charter Purchase Agreement will be satisfied in a timely manner or at all. The Charter Purchase Agreement contains certain restrictions on the operation of the Company's business until consummation of the Charter Transaction or termination of the Charter Purchase Agreement, including, without limitation, renewing franchises, entering into or amending agreements and contracts, disposing of assets, incurring indebtedness, creating liens, altering employees' compensation and undertaking capital expenditures. For purposes of this Annual Report on Form 10K, discussions regarding forward looking statements reflect management's strategy and existing views, however, until consummation of the Charter Transaction pursuant to the Charter Purchase Agreement, or termination thereof, the operations of the Company's business will be subject to the restrictions thereon contained in the Charter Purchase Agreement. Subject to such restrictions, the Company will continue to conduct its business in the ordinary course, consistent with past practice.

The Systems

   Overview. The following table illustrates certain subscriber and operating statistics for the Systems as of December 31, 1998. The Systems are divided into two geographical regions, southern Louisiana and western Mississippi (the "Louisiana Systems") and western Tennessee (the "Tennessee System"):

                                                                                                      Average
                                                                                                      Monthly
                                     Total                                 Premium                    Revenue
                            Homes    Plant     Basic           Basic       Service      Premium      Per Basic
         System           Passed (1) Miles Subscribers (2) Penetration (3) Units (4) Penetration (5) Subscriber
         ------           ---------  ----- --------------  --------------  --------  --------------  ----------
Louisiana Systems:
 St. Tammany System.....    64,670   1,379     43,972           68.0%       25,383        57.7%
 Lafourche System.......    30,110     579     22,473           74.6%       11,215        49.9%
 St. Landry System......    27,495     530     19,195           69.8%        7,227        37.7%
 Picayune System........     7,516     227      5,686           75.7%        2,424        42.6%
 Pointe Coupee System...     6,250     162      4,455           71.3%        1,870        42.0%
                           -------   -----    -------                       ------
 Total..................   136,041   2,877     95,781           70.4%       48,119        50.2%
                           -------   -----    -------                       ------
Tennessee System........    49,579     957     33,383           67.3%       10,593        31.7%
                           -------   -----    -------                       ------
Total Systems...........   185,620   3,834    129,164           69.6%       58,712        45.5%        $37.24
                           =======   =====    =======                       ======

--------
(1) Homes passed refers to estimates of the number of dwelling units and commercial establishments in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(2) The number of basic subscribers has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenue for bulk accounts by the full basic service rate for the community in which the accounts are located. Bulk accounts consist of commercial establishments and multiple dwelling units. (2,730 equivalents at December 31, 1998.)

(3) Basic penetration represents the number of basic subscribers as a percentage of the total number of homes passed in the system.

(4) Premium service units represent the number of subscriptions to premium channels offered for a monthly fee per channel.

(5) Premium penetration represents the number of premium service units as a percentage of the total number of basic subscribers.

   The following table sets forth certain information regarding the analog channel capacities of the Systems as of December 31, 1998:

                                            330 MHz  450 MHz  550 MHz
                                            -------- -------- --------
                                               40       62       78
                                            Channels Channels Channels  Total
                                            -------- -------- -------- -------
Number of headends.........................    1        9        4       14
Subscribers as of December 31, 1998
 (excluding equivalents)...................  1,679    85,463   39,292  126,434
% of total subscribers.....................   1.3%     67.6%    31.1%   100.0%
Miles of plant.............................     60     2,309    1,465    3,834
% of total plant...........................   1.6%     60.2%    38.2%   100.0%

   The Company continues to deploy fiber optic technology and to upgrade the Systems to a minimum of 550 MHz and to a maximum of 860 MHz where system characteristics warrant. The deployment of fiber optic technology will allow future upgrades to the Systems in a cost-effective manner. The Company also plans to use fiber optic technology to interconnect headends and to create fiber optic backbones to reduce amplifier cascades, thereby gaining operational efficiencies and improved picture quality and system reliability.

   Subject to the terms and conditions of the Charter Purchase Agreement, the Company plans to upgrade the Systems according to the following table:

                                                                         Planned
                                                                         Upgrade
                                                                Current   (Mhz)
                            System                              -------- -------
Jackson, TN....................................................  330/450     860
Picayune, MS...................................................      550     550
St. Tammany, LA................................................ 450/550* 550/860
Lafourche, LA.................................................. 450/550* 550/750
St. Landry, ...................................................      450     750
Point Coupee, LA...............................................      550     550

--------
* Some sections of these systems are currently 450 or 330 MHz and the rest were recently upgraded to 550 MHz. The Company plans to upgrade the 450 MHz and 330 MHz sections to 750 or 860 MHz.

 The Louisiana Systems

   The Louisiana Systems consist of five cable television systems serving 95,781 basic subscribers as of December 31, 1998, located in southern Louisiana and western Mississippi: the St. Tammany system, the St. Landry system, the Lafourche system, the Picayune system and the Pointe Coupee system. As of December 31, 1998, approximately one-half of the Louisiana Systems' subscribers were served by the St. Tammany system. The Louisiana Systems are operated from the Regional Office located in Thibodaux, Louisiana which provides certain support services for the Systems. The Systems' regional management has 15 years average experience in the cable television industry.

   The St. Tammany System. The St. Tammany system comprises one consolidated headend, and serves the communities of Slidell, Mandeville and St. Tammany, the towns of Pearl River, Abita Springs and Madisonville and the City of Covington. St. Tammany is a suburb located approximately 40 miles northeast of New Orleans, and is recognized as Louisiana's fastest growing parish since 1995.

   The Lafourche System. The Lafourche system comprises two headends, one of which is a consolidated headend, and serves the communities of Lafourche, Assumption and St. James. Lafourche is located in southeast Louisiana along the Gulf of Mexico, approximately 60 miles from New Orleans. Commercial fishing and the oil and gas extraction industries dominate the local economy in the southern portion of the system's service area, comprising a significant portion of the manufacturing work force there. In the northern portion of the system's service area, sugar is a prominent industry, as are other farming related industries.

   The St. Landry System. The St. Landry system comprises four headends and serves the communities of Jennings, Church Point, Eunice and Opelousas. Located 61 miles from Baton Rouge, St. Landry's economy is primarily focused on agriculture.

   The Picayune System. The Picayune system comprises one headend and serves the communities of Picayune and parts of Pearl County. Picayune, 25 miles northeast of Slidell and 60 miles northeast of New Orleans, is in Pearl County, Mississippi. The John C. Stennis Space Center is one of the largest employers in the Picayune area and is the main testing facility for NASA's large propulsion systems, including the Space Shuttle.

   The Pointe Coupee System. The Pointe Coupee system comprises one headend and serves the community of New Roads and the Village of Morganza. Pointe Coupee is a suburb of Baton Rouge and is Louisiana's second oldest settlement. Pointe Coupee's major industry is agriculture.

 The Tennessee System

   As of December 31, 1998, the Tennessee System served 33,383 basic subscribers located in Jackson, Tennessee and surrounding counties. The Tennessee System is managed from the Regional Office located in Thibodaux, Louisiana. The Tennessee System comprises five headends and serves the communities of Jackson, Selmer, Bethel Springs, Adamsville, Camden, Alamo, Bells, Maury City, Newbern, Trimble, Obion, Troy and the counties of Madison, Crockett, McNairy, Benton, Dyer and Obion. Jackson is the medical, retail, cultural and geographic center of west Tennessee. As of December 31, 1998, approximately 22,000 basic subscribers (excluding bulk subscribers), or almost two-thirds of the Tennessee System's subscribers, were served from a single headend.

The Social Contract

   The Social Contract between Time Warner and the FCC, which became effective on January 1, 1996, resolved certain outstanding cable rate cases involving Time Warner that arose in connection with regulations promulgated by the FCC pursuant to the 1992 Cable Act. The Social Contract established parameters within which Time Warner and subsequent buyers of Time Warner's cable television systems might determine certain subscriber rates and maintain a high level of technical capacity in such systems. Among other obligations, Time Warner agreed to upgrade one-half of its systems to 550 MHz capacity and the balance to 750MHz capacity within the term of the Social Contract, of which at least 200 MHz is expected to be allocated to digital compression technology by January 1, 2001. In exchange, the Social Contract settled those certain outstanding rate cases and established a right of Time Warner to increase monthly CPST rates by an additional $1.00 per year above other permissible increases resulting from inflation and so-called "external costs" for the term of the Social Contract through the year 2000. The Social Contract provides that Time Warner may petition the FCC to modify or terminate the Social Contract based on any relevant change in applicable law, regulation or circumstance.

   In connection with the Acquisition, the Company received the FCC's consent to the assignment of the Social Contract as it applies to the Systems. By assuming Time Warner's unsatisfied obligations with respect to the Systems, the Company has gained certain rate benefits described above. The principal remaining obligations under the Social Contract as they relate to the Systems will be to upgrade the Tennessee System, the St. Landry system and approximately one-half of the St. Tammany and Lafourche systems to 750 MHz capacities. The failure to comply with the upgrade requirements will subject the Company to refund liability under the terms of the Social Contract. The Company also is required to ensure that at least 60% of new analog services in the Systems are added to the CPST, and add at least 15 new channels on average (weighted by CPST subscribers) to the CPST of the Systems. The Company believes the upgrades are prudent both due to the competitive advantages to be gained by technologically advanced facilities and from the rate increases the Company will be permitted to implement.

   The consummation of the Charter Transaction will not change the rights or obligations of the Company under the Social Contract.

Industry Overview

   A cable television system receives television, radio and data signals at the system's "headend" site by means of off-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to deliver a wide variety of channels of television programming, primarily entertainment and informational video programming, to the homes of subscribers who pay fees for this service, generally on a monthly basis. A cable television system may also produce its own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified period of time, generally up to ten years.

   Cable television systems offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network affiliates, independent and educational television stations, a limited number of broadcast television signals from so-called "super stations" originating from distant cities (such as WGN), various satellite-delivered, non-broadcast channels (such as Cable News Network (CNN), MTV: Music Television (MTV), the USA Network, ESPN and Turner Network Television (TNT), programming originated locally by the cable television system (such as public, educational and governmental access programs) and informational displays featuring news, weather and public service announcements. Cable television systems also offer "premium" television services to customers on a monthly charge per-channel basis and sometimes on a pay-per-view basis. These services (such as Home Box Office (HBO) and Showtime and selected regional sports networks) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption.

   A customer generally pays an initial installation charge and fixed monthly fees for basic, tier and premium television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenue for cable television systems. In addition to customer revenue, cable television systems also frequently offer to their customers home shopping services, which pay such systems a share of revenue from products sold in the systems' service areas. Some cable television systems also receive revenue from the sale of available spots on advertiser-supported programming.

Programming and Subscriber Rates

   Cable television systems offer their customers programming that includes the local network, independent and educational broadcast television stations, a limited number of broadcast television signals from distant cities, numerous satellite-delivered, non-broadcast channels and, in some systems, local information and public, educational and governmental access channels. Depending upon each system's channel capacity and viewer interests, the Company offers tiers of cable television programming: a basic programming tier (consisting generally of network, independent and public television signals available over-the-air), an "expanded basic" programming tier (consisting generally of satellite-delivered programming services with broad based viewership appealing to a wide variety of subscriber tastes), one or more specialty tiers (consisting of satellite-delivered programming, services tailored to particular niche subscriber groups such as the Sci-Fi Channel, Home & Garden, The Cartoon Network, American Movie Classics, ESPN2 and regional sports programming) and per channel and pay-per-view premium services purchased from content suppliers such as HBO, Cinemax and The Disney Channel.

   The Company has retained Time Warner under an exclusive arrangement to manage all of the Company's programming, except local programming, at rates which the Company believes will be favorable. Time Warner has various contracts and arrangements to obtain basic, satellite and premium programming for the Systems from program suppliers, including, in limited circumstances, some broadcast stations, with compensation generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and/or offer marketing support. Through Time Warner, the Company has long-term programming contracts for the supply of a substantial amount of its programming. Such contracts generally are for fixed periods of time ranging from one to five years and will be subject to negotiated renewal. Time Warner invoices the Company on a monthly basis for the programming services it provides to the Company (approximately 61 services as of December 31, 1998) in an amount equal to the amount such programming services charge Time Warner, plus an administrative fee. For the period from April 9, 1998 to December 31, 1998, the average monthly per subscriber programming cost payable to Time Warner was $3.84. The loss of contracts with certain programming suppliers could have a material adverse effect on the Company, its financial condition, prospects and debt service ability. In the event that the Company's arrangement with Time Warner is terminated, the Company expects it will be able to obtain other programming arrangements, although such arrangements may be at higher rates. This arrangement with Time Warner lasts only as long as Time Warner retains an equity interest in Holdings and Holdings holds all or substantially all of the Systems. This arrangement with Time Warner will terminate upon consummation of the Charter Transaction.

   Cable programming costs are expected to continue to increase due to additional programming being provided to customers, inflationary increases and other factors. In 1996 and 1997, programming costs as a percentage of the System's revenues were approximately 20.1% and 20.5%, respectively, and 20.8% for the period January 1, 1998 to April 8, 1998. Following the Acquisition, programming costs as a percentage of revenue increased to 23.2% due to the loss of certain discounts that were realized as a result of being part of a larger MSO. See "Pro Forma Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Monthly customer rates for services offered by the Systems vary from market to market, primarily according to the amount of program offerings and costs of operations. During 1998, the monthly basic service rates for residential customers for the Systems ranged from $5.20 to $11.00, per-channel premium service rates ranged from $7.95 to $11.95 and Cable Programming Satellite Tier ("CPST") service rates ranged from $13.59 to $24.24. During 1998 the weighted average basic service rate was approximately $7.88 and the weighted averaged CPST service rate was approximately $20.28. During January 1999, the Systems increased their monthly subscription rates for CPST service from $20.28 to $22.61 on a weighted average basis.

Customer Service and Marketing

   The Company emphasizes the importance of excellent customer service, which it believes is critical to the successful operation of its business. The Company intends to implement business approaches which permit it to provide high-quality locally focused service to each community served. The Company believes that a system-by-system, decentralized approach to operations is required as each area served has distinct characteristics such as demographics, economic diversity and geographic setting. The Company's local management strives to become an integral part of the communities served. These efforts will enable the Company periodically to adjust its local service offerings to meet the needs of a particular community.

   In the communities it serves, the Company believes that many customers prefer to personally visit the local office to pay their bills or ask questions about their service. As a result, the Company maintains conveniently accessible local offices in many of its service areas. The Systems' local staff, typically native to the areas they serve, are familiar with the community's customer base. The Company believes that this combination of local offices and local staffing allow the Company to provide a high level of customer service. Additionally, the Company believes familiarity with its communities allow it to customize its menu of services and respective pricing to provide its customers with products that are both diverse and affordable.

   The Company operates under a quality assurance program which stresses responsibility and reliability among employees at all levels, and treats each customer's concerns individually. To monitor the performance of its Systems and the quality of its customer service, the Company measures eleven criteria on a weekly, and in some cases, daily basis. These criteria are: service call response times, service call-to-total customers ratio, installation response time, repeat service calls, new-customer service calls, average outage duration, picture quality, occurrence of all-telephone-trunks busy per measurement period, telephone answer rate and response time to customer correspondence. The Company also uses market research tools to gauge its performance and customer satisfaction and to tailor its local service offerings to the particular community. Management believes that its focus on system operations and customer service will increase subscriber penetration, revenues and cash flow margins.

   The Company aggressively markets and promotes its cable television services with the objective of adding and retaining customers and increasing subscriber revenue. The Company actively markets its basic and premium program packages through a number of coordinated marketing techniques, including: (i) door-to-door sales and subscriber audit programs; (ii) direct mail for basic and upgrade acquisition campaigns; (iii) monthly subscriber statement inserts;
(iv) local newspaper and broadcast/radio advertising where population densities are sufficient to provide a reasonable cost per sale; and (v) cross-channel promotion of new services and pay-per-view movies and events.

Franchises

   Cable television companies operate under non-exclusive franchises granted by local authorities which are subject to renewal and renegotiations from time to time. These franchises typically contain many conditions, including: (i) time limitations on commencement and completion of construction; (ii) conditions of service including customer response requests, technical standards, compliance with FCC regulations and the provision of free service to schools and certain other public institutions; and (iii) the maintenance of insurance and indemnity bonds. Certain provisions of local franchises are subject to federal regulation under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act.

   As of December 31, 1998, the Systems held 47 franchises in the aggregate. These franchises, all of which are non-exclusive, generally provide for the payment of fees to the issuing authority. The Company's franchise fees typically range from 3.0% to 5.0% of "revenue" (as defined in each franchise agreement). For the past three years, franchise fee payments made by the Systems have averaged approximately 3.8% of total gross System revenue. Franchise fees are generally passed directly through to the customers on their monthly bills. General business or utility taxes may also be imposed in various jurisdictions. As amended by the 1996 Telecom Act, the 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenue derived from the operation of a cable television system to provide cable services and also permits the cable operator to seek renegotiations and modification of franchise requirements if warranted by changed circumstances. Most of the Company's franchises can be terminated prior to their stated expirations for uncured breaches of material provisions. See "Legislation and Regulation."

   The following table sets forth for the Systems the number of franchises by year of franchise expiration and the number of basic subscribers and percentage of the Systems' basic subscribers as of December 31, 1998:

                                                      Number of
                                                        Basic     Percentage
                                       Percentage of Subscribers  of Systems'
      Year of Franchise     Number of      Total      (excluding     Basic
          Expiration        Franchises  Franchises   equivalents) Subscribers
      -----------------     ---------- ------------- -----------  -----------
   Prior to 2000...........      1           2.1%        3,680         2.9%
   2000--2004                   14          29.8%       52,244        41.3%
   2005--2008                   19          40.4%       44,133        34.9%
   2009 and after..........     13          27.7%       26,377        20.9%
                               ---         -----       -------       -----
     Total.................     47         100.0%      126,434       100.0%
                               ===         =====       =======       =====

   The Company believes that the Systems have good relationships with their respective franchising authorities. However, renewals or extensions of franchises may result in more rigorous franchise requirements.

   The 1984 Cable Act provides for, among other things, procedural and substantive safeguards for cable operators and creates an orderly franchise renewal process in which renewal of franchise licenses issued by governmental authorities cannot be unreasonably withheld, or, if renewal is withheld and the franchise authority acquires ownership of the system or effects a transfer of the system to another person, such franchise authority or other person must pay the operator either: (i) the "fair market value" (without value assigned to the franchise) for the system if the franchise was granted after the effective date of the 1984 Cable Act (December 1984) or the franchise was pre-existing but the franchise agreement did not provide a buyout or (ii) the price set in franchise agreements predating the 1984 Cable Act. In addition, the 1984 Cable Act established comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications. See "Legislation and Regulation."

   The 1984 Cable Act also establishes buyout rates in the event the franchise is terminated "for cause" and the franchise authority desires to acquire the system. For franchises which post-date the existence of the 1984 Cable Act or pre-date the 1984 Cable Act but do not specify buyout terms, the franchise authority must pay the operator an "equitable" price. To date, none of the System's franchises has been terminated.

   The 1992 Cable Act prohibits the award of exclusive franchises, prohibits franchising authorities from unreasonably refusing to award additional franchises and permits them to operate cable systems themselves without franchises. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. State and local authorities retain authority to manage the public rights of way and "competitively neutral" requirements concerning right of way fees, universal service, public safety and welfare, service quality and consumer protection are permitted with respect to telecommunications services.

Competition

   Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those which are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

   Cable television systems generally operate pursuant to franchises granted on a nonexclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems. See "Legislation and Regulation." It is possible that a franchising authority might grant a franchise to another company containing terms and conditions more favorable than those afforded the Company. Well-financed businesses from outside the cable industry (such as the public utilities that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. See "Legislation and Regulation." Currently, the Systems' principal competitors for receiving and distributing television signals in the areas they serve are off-air television broadcast programming, home satellite dish earth stations ("HSDS") and DBS, although other cable television systems operate in other non-overlapping areas of the Company's franchise areas. See "Risk Factors--Significant Competition in the Cable Television Industry."

   The 1992 Cable Act contains provisions, which the FCC implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSDS owners certain satellite-delivered cable programming at competitive costs. The 1996 Telecom Act prohibits certain local restrictions that impair a viewer's ability to receive video programming services using HSDS and over-the-air antennae, and the FCC adopted regulations implementing this provision that preempts certain local restrictions on satellite and over-the-air antenna reception of video programming services, including zoning, land-use or building regulations, or any private covenant, homeowners' association rule or similar restriction on property within the exclusive use or control of the antenna user. Recently, the FCC implemented rules to extend the prohibition on local restrictions which hamper consumer use of television antennas, small satellite dishes, and wireless cable antennas, to include viewers who rent property and seek to use antennas in areas where they have "exclusive use," including balconies, patios, gardens, and yards exclusively used by the renter.

   Cable operators also face competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The 1996 Telecom Act broadens the definition of SMATV systems not subject to regulation as a franchised cable television system, and the FCC recently revised its cable inside wiring rules to provide a more specific procedure for the disposition of internal cable wiring that belongs to an incumbent cable operator that is forced to terminate its cable services in a multiple dwelling unit ("MDU") building by the building owner. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable television systems. SMATV operators often enter into exclusive agreements with building owners or homeowners' associations. Although some states have enacted laws that authorize franchised cable operators access to such private complexes, Louisiana, Mississippi and Tennessee have not. These laws have been challenged in the courts with varying results. In addition, some companies are developing and/or offering to these private residential and commercial developments packages of telephony, data and video services. The ability of the Company to compete for customers in residential and commercial developments served by SMATV operators is uncertain.

   In recent years, Congress enacted regulation and the FCC has initiated new policies and authorized new technologies to provide a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial additional competition to cable television systems. These technologies include, among others, direct broadcast satellite service, commonly known as DBS service, whereby signals are transmitted by satellite directly to small receiving dishes located on the customer's property. High-powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using roof- top or wall-mounted antennas. According to recent government and industry reports, medium and high-power satellites currently provide video programming to over seven million subscribers. DBS providers typically offer to their subscribers more than 200 channels of programming including news channels, movies, broadcast stations, live concerts and sporting events, and other program services similar to those program services provided by cable systems. DBS systems use video compression technology to increase significantly the channel capacity of their systems and digital technology to improve significantly the technical quality of the signals transmitted to subscribers.

   DBS service currently has certain competitive advantages and disadvantages compared to cable service. DBS service provides more programming and greater channel capacity and digital quality of the signals delivered to subscribers. The disadvantages of DBS service compared to cable service include high up-front customer equipment and installation costs and a lack of local programming and local service.

   Currently, satellite program providers are only authorized to provide the signals of television network stations to subscribers who live in areas where over-the-air reception cannot be received. Congress is presently considering legislation which will enhance the ability of DBS providers to transmit local broadcast signals to local markets and if adopted, will likely improve the competitive position of DBS providers against cable operators.

   The availability of reasonably-priced home satellite dish earth stations, commonly called HSDS, enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSDS owners certain satellite-delivered cable programming at competitive costs.

   Programming is currently available to the owners of HSDS through conventional, medium and high-powered satellites. PrimeStar, a consortium comprised of several multiple system operators and a satellite company, commenced operation in 1990 of a medium-power DBS satellite system using the Ku portion of the satellite frequency spectrum and currently provides service consisting of approximately 160 channels of programming, including broadcast signals and pay-per-view services. Two major companies, DirecTV and EchoStar Communications Corporation, are currently offering nationwide high-power DBS services. DirecTV and Primestar recently reported that DirecTV and its parent company have acquired Primestar's medium-power DBS business and are acquiring the high-power DBS business of Tempo, a subsidiary of Primestar. EchoStar recently announced that it is acquiring a high-power DBS license from MCI Telecommunications Corporation and two DBS satellites currently under construction from News Corp. Various agencies of the federal government must still approve these transactions; however, if they are completed, DirecTV and EchoStar will significantly enhance the number of channels on which they can provide programming to subscribers and will improve significantly their competitive positions against cable operators. The Company is unable to predict the impact DirecTV's and EchoStar's enhanced operations may have on its business and operations as a result of these transactions.

   The degree to which DBS service providers will be able to compete with the cable television industry will depend on, among other factors, the availability of reception equipment at reasonable prices and whether DBS providers will be permitted to offer local broadcast signals in their program packages. Although it is not possible at this time to predict the likelihood of success of any DBS services venture or the effect that it will have on the company's business. DBS may offer substantial competition to the cable television industry.

   While DBS presents a competitive threat, the Company currently has excess channel capacity available in most of its systems, as well as strong local customer service and technical support, which will enhance its ability to compete. By selectively increasing channel capacities of systems to between 78 and 110 channels and introducing new premium channels, pay-per-view and other services, the Company will seek to maintain programming parity with DSS and competitive service price points. The Company will continue to monitor closely the activity level and the product and service needs of its customer base to counter potential erosion of its market position or unit growth to DSS.

   Cable television systems also compete with wireless program distribution services such as MMDS, which uses low power microwave frequencies to transmit video programming over the air to customers. Additionally, the FCC recently adopted new regulations allocating frequencies in the 28 GHz band for a new multichannel wireless video service called Local Multipoint Distribution Service that is similar to MMDS, and the FCC initiated spectrum auctions for LMDS licenses in February 1998. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology and recently authorized two-way transmissions is likely to increase significantly the channel capacity and services of such wireless systems. Because MMDS and LMDS service requires unobstructed "line of sight" transmission paths, the ability of MMDS systems to compete may be hampered in some areas by physical terrain and large buildings. The Company is not aware of any significant MMDS operation currently within its cable franchise service areas.

   The 1996 Telecom Act makes it easier for local exchange carriers ("LECs") and others to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to subscribers. Other new technologies, including Internet-based services, may become competitive with services that the Company may offer. See "Legislation and Regulation." Various LECs currently are providing video programming services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission facilities. LECs also provide access to interactive online computer services using conventional or integrated service digital network ("ISDN") modems. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming and interactive online computer services by LECs becomes widespread, since LECs are not required to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. The Company cannot predict the likelihood of success of video service ventures by LECs or the impact on the Company of such competitive ventures.

   The Company is planning to market high-speed Internet access and data transmission in certain areas served by its cable systems and expects that the competition in the interactive online services area will be significant. The high-speed cable modems that will be used by the Company are capable of providing access to interactive online information services, including the Internet, at faster speeds than that of conventional or ISDN modems used by other service providers. LECs and other companies provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including Internet access, as well as data and other non-video services. Competitors in this area may include LECs, Internet service providers, commonly called ISPs, long distance carriers, satellite companies, public utilities and others, many of whom have more substantial financial resources than the Company. Telephone companies are accelerating the deployment of Asymmetric Digital Subscriber Line Technology commonly known as ADSL. These companies report that ADSL technology will allow Internet access to subscribers at peak data transmission speeds equal or greater than that of modems over conventional telephone lines. Several of the Regional Bell Operating Companies have requested the FCC to fully deregulate packet-switched networks (a type of data communications in which small blocks of data are independently transmitted and reassembled) to allow them to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. Regardless of whether this request is granted, the Company expects that competition in the interactive online services area will be significant. Recently, a number of ISPs have requested local authorities and the FCC to provide access rights to cable television systems' broadband infrastructure so that they may be able to deliver their services directly to cable television subscribers. In a recent report, the FCC declined to institute a proceeding to examine this issue, and concluded that alternative means of access are or soon will be made available to a broad range ISPs. Because the FCC believes the marketplace is working and expanding consumer choice for broadband services, it declined to take action on ISP access to broadband cable facilities, and the FCC indicated that it would continue to monitor this issue. Several local jurisdictions also are reviewing this issue. The Company cannot predict the likelihood of success of the broadband services offered by the Company's competitors or the impact on the Company of such competitive ventures.

   The Company cannot predict the likelihood of success of the online services offered by these competitors, ISP attempts to gain access to the cable industry's broadband facilities, or the impact of those developments on the Company's business.

   The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies and has issued licenses for digital television ("DTV") to incumbent television broadcast licensees. DTV is expected to deliver high definition television pictures, multiple digital-quality program streams, as well as

CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide nonbroadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services.

   Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the Company.

Employees

   The Company has 219 full-time employees and 5 part-time employees, none of whom are represented by a labor union on the date hereof.

Legislation and Regulations

   The cable television industry is regulated by the FCC and certain state and local governments. In addition, legislative and regulatory proposals under consideration by the Congress and federal agencies may materially affect the cable television industry.

   The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies may materially affect the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

   A federal law known as the Communications Act of 1934, as amended, establishes a national policy to guide the development and regulation of cable television systems. This Act, as it relates to the cable television industry, was amended by the Cable Communications Policy Act of 1984 and the Cable Television Consumer Protection and Competition Act of 1992. The 1984 Cable Act established comprehensive national standards and guidelines for the regulation of cable television systems and identified the boundaries of permissible federal, state and local government regulation. The 1992 Cable Act permitted a greater degree of regulation of the cable industry, and in particular subjected cable television systems to regulation of the rates charged customers for basic and certain cable programming services.

   In 1996, a new law, the Telecommunications Act of 1996, further amended the Communications Act, including the 1984 and 1992 Cable Acts, and established the most comprehensive reform of the nation's telecommunications laws since the adoption of the Communications Act in 1934. The articulated long-term goal of this 1996 amendment to the Communications Act is to promote competition and decrease governmental regulation of various communications industries, including the cable television industry. However, until the desired competition develops, various federal, state and local governmental units will have broad regulatory authority and responsibilities over telecommunications and cable television matters. The courts, especially the federal courts, will continue to play an important oversight role as the statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

   The 1996 Telecom Act is intended, in part, to promote substantial competition in the marketplace for telephone local exchange service and in the delivery of video and other services and permits cable television operators to enter the local telephone exchange market. The 1996 Act repeals the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act and permits local telephone companies commonly known as LECs and other service providers to provide video programming. The 1996 Act directs the FCC to revise the current pole attachment rate formula. This will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. (Cable operators that provide only cable services are unaffected.) The 1996 Act also contains provisions regulating the content of video programming and computer services. Specifically, the new law prohibits the use of computer services to transmit "indecent" and "obscene" material to minors. The U.S. Supreme Court has held that these computer-related provisions are unconstitutional to the extent they regulate the transmission of indecent material. Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal, or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Act also repeals the 1992 Cable Act's anti-trafficking provision which generally required the holding of cable television systems for three years.

   It is premature to predict the effect of the 1996 Act on the cable industry in general or the Company in particular. The FCC was required to undertake numerous rulemaking proceedings to interpret and implement the 1996 Act. Most of these rulemakings have been completed, but are subject to pending petitions for reconsideration, appeals, or both. It is not possible at this time to predict several the outcome of those proceedings or their effect on the Company.

   The Communications Act allocates principal responsibility for enforcing federal policies between the FCC, state and local governmental authorities. The FCC and state regulatory agencies regularly conduct administrative proceedings to adopt or amend regulations implementing the statutory mandate of the Communications Act. At various times interested parties to these administrative proceedings have challenged the new or amended regulations and policies in the courts with varying levels of success. The Company expects that further court actions and regulatory proceedings will occur and will refine the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect the cable industry and the Company's business and operations. In the following paragraphs, the federal laws and regulations materially affecting the growth and operation of the cable industry are summarized. A brief description of certain state and local laws is also provided.

The Communications Act and FCC Regulations

 Rate Regulation

   The Communications Act limits the ability of cable television systems to raise rates for basic services and equipment, as well as certain non-basic cable programming services. The Communications Act authorizes rate regulation for certain cable services and customer equipment in communities that are not subject to "effective competition," as defined by federal law. The Communications Act and the FCC's regulations prohibit the regulation of cable television operators' rates where comparable video programming services, other than DBS, are offered by local telephone companies, or their affiliates, or by third parties using the local telephone company's facilities, or where "effective competition" is established as defined by federal law. Under the effective competition standard implemented by the 1992 Cable Act, most cable television systems became subject to rate regulation.

   Where there is no effective competition to the cable television operator's services, the Communications Act gives local franchising authorities the responsibility to regulate the monthly rates charged by the operator for: (i) the lowest level of programming service offered by the cable television operator, typically called basic service, which includes the local broadcast channels and any public access or governmental channels that are required by the operator's franchise; and (ii) the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

   Local franchising authorities who wish to regulate basic service rates and related equipment rates must first obtain FCC certification to regulate by submitting certain general information to the FCC about the community and the cable television operator, complying with a simplified FCC certification procedure, and agreeing to follow established FCC rules and policies when regulating the operator's rates.

   Several years ago, the FCC adopted detailed rate regulations, guidelines and rate forms that the Company and the local franchising authority must use in connection with the regulation of basic service and equipment rates. The FCC adopted a benchmark methodology as the principal method of regulating rates. However, if this methodology produces unacceptable rates, the Company may also justify its rates using a detailed and complicated cost-of-service methodology, which, among other things, permits the use of an industry-wide 11.25% after tax rate of return on the Company's allowable rate base. The FCC's rules also require franchising authorities to regulate equipment rates on the basis of actual cost plus a reasonable profit, as defined by the FCC.

   If the local franchising authority concludes that the Company's rates are too high under the FCC's rate rules, the local franchising authority may require the Company to reduce its rates and to refund overcharges to subscribers with interest. The Company may appeal adverse local rate decisions to the FCC, and the FCC may reverse any rate decision made by a local franchising authority if the decision is inconsistent with the FCC's rules and policies.

   The FCC also adopted several years ago comprehensive and restrictive regulations that allow cable television systems to modify regulated rates on a quarterly or annual basis using various methodologies that account for changes in:

  . the number of regulated channels;

  . inflation; and

  . certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations.

   The Company cannot predict whether the FCC will modify these rate regulations in the future.

   The Communications Act and FCC regulations also permit local franchising authorities to file complaints with the FCC concerning rates the Company charges for certain non-basic cable programming service tiers. The Communications Act requires the FCC:

  . to issue a final order within 90 days after receipt of a rate complaint from a local franchising authority;

  . to reduce any rates found to be unreasonable; and

  . to order the operator to pay refunds to subscribers for any rate overcharges.

   The 1996 Act prohibits the regulation of non-basic cable programming service tiers after March 31, 1999, except as noted below under the terms of the Social Contract although Congress could consider legislation to delay, eliminate altogether or reinstitute the regulation of non-basic rates.

   The Communications Act also:

  . prohibits the regulation of the rates charged by cable operators for programming offered on a per-channel or per-program basis, and for certain multi-channel groups of new non-basic programming that operators offered to subscribers after September 30, 1994;

  . requires operators to charge uniform rates throughout each franchise area that is not subject to effective competition, as defined by federal law;

  . prohibits regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments; and

  . permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

   The 1996 Telecom Act also provides for the deregulation of the CPST of certain cable systems owned by "small cable operators." Among other requirements, an eligible small operator is one which does not serve, directly or through an affiliate, one percent or more of cable subscribers nationwide and is not affiliated with any entity or entities whose gross annual revenues aggregate more than $250,000,000. The Company is not eligible for small cable operator status under the 1996 Telecom Act because the Morgan Stanley Entities own more than 20% of the Company, and those investors and their affiliated companies have aggregated annual revenues in excess of $250,000,000.

   In addition to rate deregulation for certain small cable operators under the 1996 Telecom Act, the FCC adopted regulations in June 1995 ("Small System Regulations") pursuant to the 1992 Cable Act that were designed to reduce the substantive and procedural burdens of rate regulation on "small cable systems." For purposes of these FCC regulations, a "small cable system" is a system serving 15,000 or fewer subscribers that is owned by or affiliated with a cable company which serves, in the aggregate, 400,000 or fewer subscribers. Under the FCC's Small System Regulations, qualifying systems may justify their regulated service and equipment rates using a simplified cost-of-service formula. The regulatory benefits accruing to qualified small cable systems under certain circumstances remain effective even if such systems are later acquired by a larger cable operator that serves in excess of 400,000 subscribers. Various franchising authorities and municipal groups have requested the FCC to reconsider its Small System Regulations. Renaissance Media's assumption of Time Warner's Social Contract precludes such exemption from rate regulation for systems that serve 15,000 or fewer subscribers, but ameliorates the effect of such preclusion by permitting the Company to benefit from automatic rate adjustments during the term of the Social Contact for all of the Systems acquired from Time Warner. The Company has the right to increase monthly CPST rates by $1.00 during each year of the Social Contact above other permissible increases resulting from inflation and so-called "external costs."

 "Anti-Buy Through" Provisions

   The 1992 Cable Act also requires cable systems to permit customers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capacity to offer programming in the manner required by the statute is available until a system obtains such capability, but not later than December 2002. The FCC may waive such time periods, if deemed necessary. Most of the Company's cable systems do not have the technological capability to offer programming in the manner required by the statute and currently are exempt from complying with the requirement.

 Must Carry/Retransmission Consent

   The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage or retransmission consent requirements of the 1992 Cable Act. Local noncommercial television stations are also given mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN), commercial radio stations and certain low power television stations carried by such systems after October 1993. In March 1997, the U.S. Supreme Court affirmed a three-judge district court decision upholding the constitutional validity of the 1992 Cable Act's mandatory signal carriage requirements. As a result of the mandatory carriage rules, some of the Systems have been required to carry television broadcast stations that otherwise would not have been carried and may be required to displace possibly more attractive programming. The retransmission consent rules have resulted in the deletion of certain local and distant television broadcast stations which various Systems were carrying. To the extent retransmission consent fees must be paid for the continued carriage of certain television stations, the Company's cost of doing business will increase with no assurance that such fees can be recovered through rate increases. The FCC has initiated rulemaking to consider the requirements, if any, for mandatory carriage of DTV signals. The Company cannot predict the ultimate outcome of this proceeding, which could require the carriage on its cable television system of new services and the displacement of more attractive programming.

 Designated Channels

   The Communications Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires a cable system with 36 or more activated channels to designate a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The U.S. Supreme Court has upheld the statutory right of cable operators to prohibit or limit the provision of indecent or obscene programming on commercial leased access channels. The FCC has adopted rules regulating: (i) the maximum reasonable rate a cable operator may charge for commercial use of the designated channel capacity; (ii) the terms and conditions for commercial use of such channels; and (iii) the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

 Franchise Procedures

   The 1984 Cable Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Cable Act encourages competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises, (ii) preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area, and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located MMDS or SMATV systems. In January 1995, the FCC relaxed its restrictions on ownership of SMATV systems to permit a cable operator to acquire SMATV systems in the operator's existing franchise area so long as the programming services provided through the SMATV system are offered according to the terms and conditions of the cable operator's local franchise agreement. The 1996 Telecom Act provides that the cable/SMATV and cable/MMDS cross-ownership rules do not apply in any franchise area where the cable operator faces "effective competition" as defined by federal law. The 1996 Telecom Act also permits local telephone companies to provide video programming services as traditional cable operators with local franchises.

   The 1984 Cable Act also provides that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The 1984 Cable Act limits franchise fees to 5% of cable system revenue derived from the provision of cable services and permits cable operators to obtain modification of franchise requirements by the franchising authority or judicial action if warranted by changed circumstances. The Company's franchises typically provide for payment of fees to franchising authorities in the range of 3% to 5% of "revenue" (as defined by each franchise agreement). Recently, a federal appellate court held that a cable operator's gross revenue includes all revenue received from subscribers, without deduction, and overturned an FCC order which had held that a cable operator's gross revenue does not include money collected from subscribers that is allocated to pay local franchise fees. The 1996 Telecom Act generally prohibits franchising authorities from: (i) imposing requirements in the cable franchising process that require, prohibit or restrict the provision of telecommunications services by an operator; (ii) imposing franchise fees on revenue derived by the operator from providing telecommunications services over its cable system; or (iii) restricting an operator's use of any type of subscriber equipment or transmission technology.

   The 1984 Cable Act provides for, among other things, procedural and substantive safeguards for cable operators and creates an orderly franchise renewal process in which renewal of franchise licenses issued by governmental authorities cannot be unreasonably withheld, or, if renewal is withheld and the franchise authority acquires ownership of the system or effects a transfer of the system to another person, such franchise authority or other person must pay the operator either: (i) the "fair market value" (without value assigned to the franchise) for the system if the franchise was granted after the effective date of the 1984 Cable Act (December 1984) or the franchise was pre-existing but the franchise agreement did not provide a buyout or (ii) the price set in franchise agreements predating the 1984 Cable Act. In addition, the 1984 Cable Act established comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications. The 1984 Cable Act also establishes buyout prices in the event the franchise is terminated "for cause" and the franchise authority desires to acquire the system. For franchises which post-date the existence of the 1984 Cable Act or pre-date the 1984 Cable Act but do not specify buyout terms, the franchise authority must pay the operator an "equitable" price. As amended by the 1996 Telecom Act, the 1984 Cable Act permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

   The 1992 Cable Act made several changes to the renewal process which could make it easier for a franchising authority to deny renewal. Moreover, even if the franchise is renewed, the franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. Most of the Company's franchises can be terminated prior to their stated expirations for uncured breaches of material provisions.

   Various courts have considered whether franchising authorities have the legal right to limit franchise awards to a single cable operator and to impose certain substantive franchise requirements (i.e., access channels, universal service and other technical requirements). These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

 Ownership Limitations

   Pursuant to the 1992 Cable Act, the FCC adopted rules prescribing national customer limits and limits on the number of channels that can be occupied on a cable system by a video programmer in which the cable operator has an attributable interest. The FCC's horizontal ownership limits have been stayed because a federal district court found the statutory limitation to be unconstitutional. An appeal of that decision is pending and has been consolidated with an appeal of the FCC's regulations which implemented the national customer and channel limitation provisions of the 1992 Cable Act. In connection with these ownership limitations, the FCC recently reaffirmed the current 30% horizontal ownership limit, but maintained its voluntary stay on enforcement of that limit pending further action by the federal appellate court; reaffirmed its horizontal ownership information reporting requirements; made effective the requirement that any person holding an attributable interest (as defined by FCC rules) in cable systems reaching 20% or more of homes passed by cable plant nationwide notify the FCC of any incremental change in that person's cable ownership interests; and opened an administrative proceeding to reevaluate its cable television attribution rules due to recent developments in the cable industry, including strategic alliances, partnerships, system swaps, mergers and acquisitions among cable entities.

   The 1996 Telecom Act eliminates the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area and directs the FCC to eliminate its regulatory restrictions on cross-ownership of cable systems and national broadcasting networks and to review its broadcast-cable ownership restrictions to determine if they are necessary in the public interest. Pursuant to the mandate of the 1996 Telecom Act, the FCC eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks. In March 1998, the FCC initiated a rulemaking proceeding to determine whether the cable television/broadcast cross-ownership ban is necessary and in the public interest or should be eliminated.

 Telephone Company Ownership of Cable Systems

   The 1996 Telecom Act makes far-reaching changes in the regulation of telephone companies that provide video programming services. The new law eliminates federal legal barriers to competition in the local telephone and cable communications businesses, preempts legal barriers to competition that previously existed in state and local laws and regulation and sets basic standards for relationships between telecommunications providers. The 1996 Telecom Act eliminates the requirement that LECs obtain FCC approval under
Section 214 of the Communications Act before providing video services in their telephone service areas and removes the statutory telephone company/cable television cross-ownership prohibition, thereby allowing LECs to offer video services in their telephone service areas. LECs may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis.

   The 1996 Telecom Act generally limits acquisitions and prohibits certain joint ventures between LECs and cable operators in the same market. There are some statutory exceptions to the buy-out and joint venture prohibitions, including exceptions for certain small cable systems (as defined by federal law) and for cable systems or telephone facilities serving certain rural areas, and the FCC is authorized to grant waivers of the prohibitions under certain circumstances. The FCC adopted regulations implementing the 1996 Telecom Act requirement that LECs open their telephone networks to competition by providing competitors interconnection, access to unbundled network elements and retail services at wholesale rates. Numerous parties appealed these regulations. The Eighth Circuit Court of Appeals in an opinion in 1997, overturned many of the interconnection rules affecting LECs, including most aspects of the FCC's pricing rules, intrastate dialing parity rules, certain rules governing unbundled elements and the "pick and choose" rule on the belief that the FCC lacked the authority to impose rules upon state commissions. The government appealed the Eighth Circuit's opinion and on January 25, 1999, the Supreme Court upheld the FCC's interconnection rules in all respects relevant to the Company. The ultimate outcome of the FCC's regulations and the 1996 Telecom Act or any final regulations adopted pursuant to the new law on the Company or its business cannot be determined at this time.

 Pole Attachment

   The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates, as is the case in Louisiana. In the absence of state regulation, the FCC administers pole attachment rates through the use of a formula that it has devised. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using such cables for the distribution of nonvideo services. The FCC concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. The 1996 Telecom Act and the FCC's implementing regulations modify the current pole attachment provisions of the Communications Act by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The 1996 Act amendment increases significantly future pole attachment rates for cable television systems which use pole attachments in connection with the provision of telecommunications services as a result of a new rate formula charged to telecommunication carriers for the non-useable space of each pole. These rates are to be phased in after a five-year period beginning in 2001. In adopting its new attachment regulations, the FCC concluded, in part, that a cable operator providing Internet service on its cable system is not providing a telecommunications service for purposes of the new rules. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal district court recently upheld the constitutionality of the new statutory provision and the utilities involved in that litigation have appealed the lower court's decision. The Company is unable to predict the outcome of this litigation or the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on its business and operations.

 Other Statutory Provisions

   The 1992 Cable Act, the 1996 Telecom Act and FCC regulations preclude a satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to customers, from favoring an affiliated company over competitors and require such a programmer to sell its programming to other multichannel video distributors. These provisions limit the ability of cable program suppliers affiliated with cable companies or with common carriers providing satellite-delivered video programming directly to customers to offer exclusive programming arrangements to their affiliates. The 1992 Cable Act requires operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or, alternatively, to carry such programming only at "safe harbor" time periods currently defined by the FCC as the hours between 10 p.m. to 6 a.m. A three-judge federal district court recently determined that this provision was unconstitutional, and the federal government announced that it will appeal the lower court's ruling. The 1996 Telecom Act also contains provisions regulating the content of video programming and computer services and specifically prohibits the use of computer services to transmit "indecent" material to minors. The United States Supreme Court has found these provisions unconstitutional to the extent they regulated the transmission of indecent material. The Communications Act also includes provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, customer privacy, marketing practices, equal employment opportunity, technical standards, and consumer equipment compatibility.

 Other FCC Regulations

   In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, syndicated program exclusivity, network program nonduplication, closed captioning of video programming, registration of cable systems, maintenance of various records and public inspection files, microwave frequency usage, lockbox availability, origination cablecasting and sponsorship identification, antenna structure notification, marking and lighting, carriage of local sports broadcast programming, application of rules governing political broadcasts, limitations on advertising contained in nonbroadcast children's programming, consumer protection and customer service, ownership of home wiring and MDU building inside wiring, indecent programming, programmer access to cable systems, programming agreements and technical standards. The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, inter alia, generally prohibit cable television operators from scrambling their basic service tier and from changing the infrared codes used in their existing customer premises equipment. This latter requirement could make it more difficult or costly for cable television operators to upgrade their customer premises equipment and the FCC has been asked to reconsider its regulations. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and to rely on the marketplace. Pursuant to this statutory mandate, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the Company's cable facilities, so long as the equipment does not harm the Company's network, does not interfere with the services purchased by other subscribers, and is not used to receive unauthorized services. As of July 1, 2000, cable television operators are required to separate security from non-security functions in the subscriber premises equipment which they sell or lease to their subscriber and offer their subscribers the option of using component security modules obtained from the cable operator with set-top units purchased or leased from retail outlets. As of January 1, 2005, the Company will be prohibited from distributing new set-top equipment integrating both security and non-security functions to its subscribers.

   The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

   The 1992 Cable Act, the 1996 Telecom Act and the FCC's rules implementing these statutory provisions generally have increased the administrative and operational expenses of cable systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities. The Company will continue to develop strategies to minimize the adverse impact that the FCC's regulations and the other provisions of the 1992 Cable Act and the 1996 Telecom Act have on the Company's business. However, no assurances can be given that the Company will be able to develop and successfully implement such strategies to minimize any adverse impact of the 1992 Cable Act or the 1996 Telecom Act on the Company's business.

The Social Contract

   The Social Contract between Time Warner and the FCC, which became effective on January 1, 1996, resolved certain outstanding cable rate cases involving Time Warner that arose in connection with regulations promulgated by the FCC pursuant to the 1992 Cable Act. The Social Contract established parameters within which Time Warner and subsequent buyers of Time Warner's cable television systems might determine certain subscriber rates and maintain a high level of technical capacity in such systems. Among other obligations, Time Warner agreed to upgrade one-half of its systems to 550 MHz capacity and the balance to 750 MHz capacity within the term of the Social Contract of which at least 200 MHz is expected to be allocated to digital compression technology by January 1, 2001. In exchange, the Social Contract settled those certain outstanding rate cases and established a right of Time Warner to increase monthly CPST rates by an additional $1.00 per year above other permissible increases resulting from inflation and so-called "external costs" for the term of the Social Contract through the year 2000. The Social Contract provides that Time Warner may petition the FCC to modify or terminate the Social Contract based on any relevant change in applicable law, regulation or circumstance.

   In connection with the Acquisition, the Company received the FCC's consent to the assignment of the Social Contract as it applies to the Systems. By assuming Time Warner's unsatisfied obligations with respect to the System, the Company gained certain rate benefits described above. The principal remaining obligations of the Social Contract as they relate to the Systems is to upgrade the Tennessee System, the St. Landry system and approximately one-half of the St. Tammany and Lafourche systems to 750 MHz capacities. The failure to comply with the Social Contract's upgrade requirements will subject the Company to refund liability under the terms of the Social Contract. The Company is also required to ensure that at least 60% of new analog services in the Systems are added to the CPST and add at least 15 new channels on average (weighted by CPST subscribers) to the CPST of the Systems. The Company believes the upgrades are prudent both due to the competitive advantages to be gained by technologically advanced facilities and from the rate increases the Company will be permitted to implement.

   The consummation of the Charter Transaction will not change the rights or obligations of the Company under the Social Contract.

Copyright

   Cable systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The nature and amount of future payments for broadcast signal carriage cannot be predicted at this time. In a recent report to Congress, the Copyright Office recommended that Congress make major revisions of both the cable television and satellite compulsory licenses to make them as simple as possible to administer, to provide copyright owners with full compensation for the use of their works, and to treat every multichannel video delivery system the same, except to the extent that technological differences or differences in the regulatory burdens placed upon the delivery system justify different copyright treatment. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect the Company's ability to obtain suitable programming and could substantially increase the cost of programming that remained available for distribution to the Company's customers. The Company cannot predict the outcome of this legislative activity.

   Cable operators distribute programming and advertising that use music controlled by the two major music performing rights organizations, ASCAP and BMI. In October 1989, the special rate court of the U.S. District Court for the Southern District of New York imposed interim rates on the cable industry's use of ASCAP-controlled music. The same federal district court recently established a special rate court for BMI. BMI and certain cable industry representatives recently concluded negotiations for a standard licensing agreement covering the usage of BMI music contained in advertising and other information inserted by operators into cable programming and on certain local access and origination channels carried on cable systems. ASCAP and cable industry representatives have met to discuss the development of a standard licensing agreement covering ASCAP music in local origination and access channels and pay-per-view programming. Although the Company cannot predict the ultimate outcome of these industry negotiations or the amount of any license fees it may be required to pay for past and future use of ASCAP-controlled music, it does not believe such license fees will be material to the Company's operations.

State and Local Regulation

   Cable systems are subject to state and local regulation, typically imposed through the franchising process, because they use local streets and rights-of-way. Regulatory responsibility for essentially local aspects of the cable business such as franchisee selection, billing practices, system design and construction, and safety and consumer protection remains with either state or local officials and, in some jurisdictions, with both.

   Cable systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing payment of franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable systems are continuing and can be expected to increase. To date, Louisiana, Mississippi and Tennessee have not enacted such state level regulation. However, a bill which was pending in the 1997 term of the Louisiana legislature and which provided for the certification and regulation of cable television systems by the Public Utility Committee ("PUC") was not re-introduced in the 1998 term. The bill, if adopted, would have (i) allowed the PUC to void, order new rates or reduce rates found to be discriminatory or necessary to reflect adequate service; (ii) required that all cable television systems commencing or expanding service be franchised conditioned upon confirmation by the PUC; and (iii) provided the PUC with the authority to order construction, operation, or an extension of cable service on such terms and conditions as it deems reasonable where cable service has been unreasonably delayed or withheld. However, this bill could be re-introduced for the 1999 legislative session, which begins on the last Monday of March 1999. During its 1997-1998 session, the Tennessee legislature considered a bill which would authorize municipalities operating electric utility plants and electric cooperatives authorization to provide cable television and other services. A second bill which was also considered would have authorized six pilot municipal electric systems to provide cable television and other services. Though the authorization would have terminated on June 30, 2001, any system actually providing such services to customers as a pilot system prior to that date would have been permitted to continue doing so indefinitely. Neither of these bills was enacted by the Tennessee legislature. A bill which was pending in the Mississippi legislature and which would have prohibited landlords and condominium boards from preventing any tenant of a dwelling unit or condominium owner from procuring cable television service from a cable television system operating pursuant to a written franchise agreement with a municipality or county lapsed in the senate PUC in 1998. The Company cannot predict whether any of the states in which it currently operates will engage in such regulation in the future. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with federal law. The 1992 Cable Act immunizes franchising authorities from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

   The foregoing does not purport to describe all present and proposed federal, state, and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor the impact on the cable television industry or the Company can be predicted at this time.

Forward-Looking Statements

   Any matters discussed or incorporated by reference in this Form 10-K that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Any expressions that indicate future events and trends identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results, results the Company anticipates or results expressed or implied by such forward-looking statements. These risks and uncertainties included, among others:

  . General economic and business conditions, both nationally and in the regions where the Company operates;

  . Technology changes;

  . Competition;

  . Changes in business strategy or development plans;

  . The ability to attract and retain qualified personnel;

  . Existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

  . Liability and other claims asserted against the Company;

  . Year 2000 issues and Year 2000 readiness disclosures; and

  . Adverse developments under, or termination of, the Charter Purchase
    Agreement with Charter and Buyer.

   The Company undertakes no obligation to update any forward-looking statements or to release publicly the results of any revisions to forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 2--Properties

   A cable television system consists of three principal operating components. The first component, known as the headend, receives television, radio and information signals generally by means of special antennas and satellite earth stations. The second component, the distribution network, which originates at the headend and extends throughout the system's service area, consists of microwave relays, coaxial or fiber optic cables and associated electronic equipment placed on utility poles or buried underground. The third component of the system is a "drop cable," which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set. An additional component used in certain systems is the home terminal device, or converter/descrambler, that expands channel capacity to permit reception of more than twelve channels of programming on a non-cable ready television set and permits the operator to control the reception of program offerings by subscribers.

   The Company's principal physical assets consist of cable television systems, including signal-receiving, encoding and decoding apparatus, headends, distribution systems and subscriber house drop equipment for each of the Systems. The signal receiving apparatus typically includes a tower, antennas, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, typically are located near the receiving devices. The Company's distribution systems consist primarily of coaxial cable, fiber optic cable and related electronic equipment. As upgrades are completed, the Systems will continue to incorporate fiber optic cable. Subscriber equipment consists of house drops, converters/descramblers and, in some cases, traps. The Company owns its distribution systems, various office fixtures, test equipment and certain service vehicles. The physical components of the Systems require maintenance and periodic upgrading to keep pace with technological advances.

   The Company's cables are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in trenches or placed in underground ducts. The FCC regulates most pole attachment rates under the Federal Pole Attachment Act, although in certain cases attachment rates are regulated by state law.

   The Company owns or leases 27 parcels of real property for signal reception sites (antenna towers and headends), microwave complexes and business offices. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations as presently conducted.

Item 3--Legal Proceedings

   As of the date hereof, the Company is not a party to any material pending litigation proceedings. The Systems are subject to certain litigation proceedings incidental to their businesses. Pursuant to the Time Warner Asset Purchase Agreement, the Company did not assume any liabilities related to litigation commenced on or prior to the acquisition date, and Time Warner has agreed to indemnify the Company from and against any such liabilities, subject to the terms and provisions of the Time Warner Asset Purchase Agreement. The Company's management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Company's business, results of operations or financial condition.

Item 4--Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

   There is no established trading market for the equity interests in any of Renaissance Louisiana, Renaissance Tennessee, Renaissance Capital and Group.

   Holdings owns all of the limited liability company membership interests of Group. Group owns all the limited liability company membership interests of Renaissance Louisiana and Renaissance Tennessee and all the outstanding capital stock of Renaissance Capital. Group has not made any distributions to Holdings since its inception, and Renaissance Louisiana, Renaissance Tennessee and Renaissance Capital have made no distributions to Group since their respective inceptions. The Company's ability to pay dividends is limited under the terms of covenants in the indenture governing Group's outstanding Senior Discount Notes.

Item 6--Selected Financial Data

   The selected financial and other data set forth below were derived from the historical combined financial statements of the Systems acquired in the Acquisition and the historical combined and consolidated financial statements of the Company. The financial data as of December 31, 1995, 1996, 1997 and 1998 and as of April 8, 1998 and for the years ended December 31, 1995, 1996, 1997 and 1998 and for the period January 1 to April 8, 1998 were derived from the combined financial statements of the Systems, the combined financial statements of Holdings and Media and the consolidated financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors. The financial data for the Systems as of December 31, 1994 and for the year ended December 31, 1994 were derived from unaudited combined financial statements of the Systems which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations and financial condition of the Systems for such periods. The selected financial and other data set forth below should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto include elsewhere in this Form 10-K.

                                                                                            Renaissance
                                                                                            Media Group
                                                                                 Holdings       LLC
                                                                                and Media
                                            Systems (1)                          Combined   Consolidated
                          ---------------------------------------------------- ------------ ------------
                                                                   Period from
                                Year Ended December 31,            January 1--  Year Ended   Year Ended
                          ---------------------------------------   April 8,   December 31, December 31,
                            1994      1995      1996       1997       1998         1997       1998(13)
                          --------  --------  ---------  --------  ----------- ------------ ------------
                                      (dollars in thousands, except per subscriber data)
Statement of Operations
 Data:
 Revenues (2)...........  $ 40,168  $ 43,549  $  47,327  $ 50,987   $ 15,221     $     65    $  41,524
 System operating
  expenses (2)(3).......    18,656    20,787     22,626    23,142      6,952          --        18,998
 Non-system operating
  expenses (4)..........     2,032     2,200      2,733     2,782        785           25        2,039
 Depreciation,
  amortization and loss
  (gain) on disposal of
  fixed assets..........    16,583    17,610     18,116    19,317      4,935          --        19,107
                          --------  --------  ---------  --------   --------     --------    ---------
 Operating income.......     2,897     2,952      3,852     5,746      2,549           40        1,380
                          --------  --------  ---------  --------   --------     --------    ---------
 Interest expense net...   (11,603)  (11,871)       --        --         --             4      (14,200)
 Income tax benefit
  (expense).............     3,482     3,567     (1,502)   (2,262)    (1,191)         --          (135)
                          --------  --------  ---------  --------   --------     --------    ---------
 Net (loss) income......  $ (5,224) $ (5,352) $   2,350  $  3,484   $  1,358     $     36    $ (12,955)
                          ========  ========  =========  ========   ========     ========    =========
Balance Sheet Data (at
 period end):
 Cash and cash
  equivalents...........  $    419  $    566  $     570  $  1,371   $      7     $    903    $   8,482
 Property, plant and
  equipment, net........    34,739    34,426     36,966    36,944     35,992          --        63,952
 Total assets...........   142,316   132,905    300,049   288,914    282,943       17,003      315,750
 Total debt.............   130,068   128,328        --        --         --           --       209,874
 Net (liabilities)
  assets................  $(48,939) $(54,292) $ 237,475  $224,546   $218,154     $ 15,036    $  95,621
Other Financial Data:
 Net cash provided by
  operations............  $  8,019  $  7,523  $  23,088  $ 23,604   $  6,999     $    (97)   $  22,696
 Net cash (used in)
  investing activities..   ( 9,964)   (7,376)  (257,643)  ( 6,390)      (613)     (15,000)    (317,036)
 Net cash provided by
  (used in) financing
  activities............     2,041       -0-    235,125   (16,413)    (7,750)      16,000      302,822
 EBITDA (5).............    19,480    20,562     21,968    25,063      7,484           40       20,487
 System cash flow (6)...    21,512    22,762     24,701    27,845      8,269          --        22,526
 Capital expenditures...  $  9,152  $  7,376  $   8,170  $  6,390   $    613          --     $   5,683
 EBITDA margin (2)......      48.5%     47.2%      46.4%     49.2%      49.2%        61.5%        49.3%
 Ratio of earnings to
  fixed charges(7)......       --        --         --        --         --           --           --
Other Data:
 Homes passed (at period
  end)(8)...............   143,248   145,148    175,522   178,449    179,402          N/A      185,620
 Basic subscribers (at
  period end)              115,075   120,340    123,203   126,558    127,191          N/A      129,164
 Basic penetration (at
  period end)(8)........      80.3%     82.9%      70.2%     70.9%      70.9%         N/A         69.6%
 Premium units (at
  period end)...........    62,434    60,462     64,716    64,963     61,053          N/A       58,712
 Premium penetration (at
  period end)...........      54.3%     50.2%      52.5%     51.3%      48.0%                     45.5%
 Average monthly revenue
  per basic
  subscriber(9).........  $  29.87  $  30.83  $   32.39  $  34.02   $  36.73          N/A    $   37.24
 Annual EBITDA per basic
  subscriber(10)........  $ 173.85  $ 174.69  $  180.40  $ 200.70   $ 216.69          N/A    $  220.46
 Annual system cash flow
  per basic
  subscriber(11)........  $ 191.98  $ 193.38  $  202.85  $ 222.97   $ 239.42          N/A    $  242.40
 Annual capital
  expenditures per basic
  subscriber(12)........  $  81.68  $  62.66  $   67.09  $  51.17   $  17.75          N/A    $   61.15

--------
(1) Prior to January 4, 1996, the Systems were owned by certain subsidiaries of CVI, and for the period January 4, 1996 through April 8, 1998, the Systems were owned by Time Warner. Financial statements of the Systems presented in this annual report for periods prior to April 9, 1998 in
      Item 8 are referred to as financial statements of the "Predecessor".

(2) Prior to 1997, franchise fees were included in both revenues and expenses. In 1997, the Systems began itemizing franchise fees on subscriber billing invoices and recorded such fees as an offset to system operating expenses. Had the itemization process occurred prior to 1997, the estimated amount of franchise fees that would have been reflected as an offset to System operating expenses and not included in revenues in 1994, 1995 and 1996 would have been approximately $1.3 million, $1.4 million and $1.5 million, respectively. The effect of this change on EBITDA margin would have resulted in EBITDA margins of 50.1%, 48.9% and 48.0% for the years 1994, 1995 and 1996, respectively.

(3) Represents all system operating expenses and excludes management fees and corporate overhead.

(4)   Represents management fees and corporate overhead.

(5) EBITDA represents income before interest, income taxes and depreciation, amortization and loss (gain) on disposal of fixed assets. EBITDA is not intended to represent cash flow from operations or net (loss) income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. Moreover, EBITDA is not a standardized measure and may be calculated in a number of ways. Accordingly, the EBITDA information provided may not be comparable to other similarly titled measures provided by other companies. EBITDA is included herein because management, certain investors, and industry analysts consider EBITDA to be a relevant and useful measure of comparative operating performance in the cable television industry, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. In addition, certain covenants under the Company's indenture and credit agreement require a determination of EBITDA.

(6) Represents EBITDA before non-system operating expenses. System cash flow should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating cash flow as defined by generally accepted accounting principles.

(7) For purposes of this calculation, "earnings" is defined as earnings before fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs, income taxes and the portion of rent expense under operating leases representative of interest. For the years ended December 31, 1994 and 1995 the Systems' earnings before fixed charges were insufficient to cover their fixed charges by $9.0 million, $9.1 million respectively. For the year ended December 31, 1998, the Company's earnings before fixed charges were insufficient to cover its fixed charges by $12.9 million. For the years ended December 31, 1996 and 1997, the Systems did not have indebtedness and a ratio of earnings to fixed charges would not be meaningful. The Company had no indebtedness at December 31, 1997.

(8) Based on a homes passed audit conducted in 1996 which showed an increase in homes passed of approximately 27,000 homes, the homes passed may be understated in 1994 and 1995 and basic penetration may be overstated for such periods.

(9) Reflects revenues for the applicable period divided by the average number of basic subscribers for the applicable period divided by the number of months in the applicable period.

(10) Reflects EBITDA for the applicable period divided by the average number of basic subscribers for the applicable period. For purposes of this calculation, EBITDA was annualized for all periods presented that are less than one year.

(11) Reflects system cash flow for the applicable period divided by the average number of basic subscribers for the applicable period. For purposes of this calculation, cash flow was annualized for all periods presented that are less than one year.

(12) Reflects capital expenditures for the applicable period divided by the average number of basic subscribers for the applicable period. For purposes of this calculation, capital expenditures were annualized for all periods presented that are less than one year.

(13) Prior to the acquisition of the Time Warner Systems, on April 9, 1998 the Company had no operations, thus the results of operations of the Company for the year ended December 31, 1998 reflect operating results for the period from April 9, 1998 to December 31, 1998.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Holdings was formed on November 5, 1997 and entered into the Time Warner Asset Purchase Agreement with Time Warner on November 14, 1997 to acquire the Systems. Holdings was initially capitalized with a $15.0 million capital contribution from MSCPIII, MSCP Investors and MSCI and received a $1.0 million advance capital contribution from the Management Investors. The $16.0 million in funds received by Holdings was utilized to fund the escrow deposit of $15.0 million required under the Time Warner Asset Purchase Agreement and to provide working capital. For the period from inception through March 31, 1998, Holdings earned interest income on the escrow deposit and the working capital fund and incurred costs, primarily related to the Acquisition. Prior to the consummation of the Acquisition, Holdings assigned all of its interest in the Time Warner Asset Purchase Agreement to Renaissance Media, and all assets and liabilities of Holdings became assets and liabilities of Renaissance Media. The Acquisition was consummated on April 9, 1998. The Systems acquired in the Acquisition are clustered in southern Louisiana, western Mississippi and western Tennessee and, as of December 31, 1998, passed 185,620 homes, served 129,164 basic subscribers and had 58,712 premium service units.

   The Systems were owned and operated by CVI or related entities prior to the acquisition of CVI by Time Warner on January 4, 1996 and were owned and operated by Time Warner since that date until April 9, 1998. As a result, the assets of the Systems have been reflected utilizing Time Warner's basis from January 4, 1996 to April 9, 1998 and CVI's basis prior to January 4, 1996.

   Subject to the terms and conditions of the Charter Purchase Agreement, the Company intends to increase its subscriber base and operating cash flow by improving and upgrading its technical plant and expanding its service offerings. The Company believes that by clustering systems it is able to realize economies of scale, such as reduced payroll, reduced billing and technical costs per subscriber, reduced advertising sales costs, increased local advertising sales, more efficient roll-out and utilization of new technologies and consolidation of its customer service functions. The Company plans to improve and upgrade its technical plant, which should allow it to provide a wide array of new services and service tiers, as well as integrate new interactive features into advanced analog and digital set-top consumer equipment. Subject to the terms and conditions of the Charter Purchase Agreement, the Company also plans to develop and provide new cable and broadband services and develop ancillary businesses including digital video and high speed Internet access services.

   Industry analysts generally consider EBITDA to be an important measure of comparative operating performance in the cable television industry, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. EBITDA as defined herein may not be comparable to similarly titled measures reported by other companies. An analysis of changes in EBITDA are set forth below under "--Liquidity and Capital Resources."

   Revenues. The Systems' revenues are primarily attributable to subscription fees charged to subscribers for basic and premium cable television programming services. Basic revenue consists of monthly subscription fees for basic and CPST services. Multiple dwelling unit accounts typically are offered a bulk rate in exchange for single point billing and basic service to all units. Premium revenue consists of monthly subscription fees for programming provided on a per-channel basis. In addition, other revenue is derived from new product tiers, pay-per-view fees, installation and reconnection fees charged to subscribers to receive service, monthly equipment rental fees, advertising revenue and commissions related to the sale of goods by home shopping services and in-home wiring maintenance contracts. The table below sets forth for the periods indicated basic, premium and other revenues expressed as a percentage of total revenues:

                                                                    Renaissance
                                                                       Media
                                          Systems                    Group LLC
                            --------------------------------------- ------------
                                                       Period from
                            Year Ended December 31,    January 1 --  Year Ended
                            -------------------------    April 8,   December 31,
                             1995     1996     1997        1998         1998
                            -------  -------  -------  ------------ ------------
Basic......................    65.9%    68.4%    70.6%     71.6%        72.1%
Premium....................    14.7%    13.4%    12.8%     11.6%        11.2%
Other......................    19.4%    18.2%    16.6%     16.8%        16.7%
                            -------  -------  -------     -----        -----
Total Revenues.............   100.0%   100.0%   100.0%    100.0%       100.0%
                            =======  =======  =======     =====        =====

   Basic revenue has been increasing as a percentage of total revenues since 1995 due primarily to increases in subscription rates offset by a change in the treatment of the portion of franchise fees that are passed through directly to subscribers on their monthly billing invoices ("subscriber franchise fees"). Prior to 1997, subscriber franchise fees were not itemized on subscribers' monthly billing invoices, but were included in the total monthly service charge paid by subscribers. As a result, when the Systems recorded monthly revenue it included subscriber franchise fees. Franchise fee expense, prior to 1997, included non-subscriber franchise fees paid directly by the Systems and subscriber franchise fees that were paid by and collected from subscribers. Beginning in 1997, the Systems began itemizing subscriber franchise fees on customers' billing invoices. As such, the Systems ceased recording subscriber franchise fees to revenue and began recording subscriber franchise fees to an accrual account. As a result of such change, franchise fee expense only reflects the franchise fees paid directly by the Systems. The effect of this change in the treatment of subscriber franchise fees was a reduction of revenue in direct proportion to the reduction of franchise fee expense, resulting in no impact to net income on a comparative basis. Premium revenues have been decreasing as a percentage of total revenues due to marginal growth in this revenue category. Other revenue has been decreasing as a percentage of total revenues due primarily to the elimination in 1996 and 1995 of additional outlet charges, offset in part, by increases in other revenue items.

   System Operating Expenses. System operating expenses are comprised of variable operating expenses and selling, service and administrative expenses directly attributable to the Systems. Variable operating expenses consist of costs directly attributable to providing cable services to customers and therefore generally vary directly with revenues. Variable operating expenses include programming fees paid to suppliers of programming included in the Systems' basic and premium cable television services, as well as expenses related to copyright fees, franchise fees and bad debt expenses. Programming costs have historically increased at rates in excess of inflation due, in part, to improvements in the quality of programming. Cable programming costs are expected to continue to increase due to additional programming being provided to customers, inflationary increases and other factors. Programming costs as a percentage of revenue increased to 20.5% in 1997 from 20.1% in 1996 and to 20.8% for the period January 1, 1998 to April 8, 1998. For the period from April 9, 1998 to December 31, 1998, the Company's programming costs as a percentage of revenue were 23.2%. The increase is due to the loss of certain programming discounts that were realized as a result of being part of a large MSO. Selling, service and administrative expenses directly attributable to the Systems include the salaries and wages of field and office personnel, plant operating expenses, office and administrative expenses and sales costs.

   Non-System Operating Expenses. Non-system operating expenses consist primarily of corporate related expenses, which are not directly attributable to the Systems. These expenses include personnel costs, rent, legal, audit, tax and other corporate overhead costs.

   Depreciation, Amortization and Loss (Gain) on Disposal of Fixed
Assets. Depreciation, amortization and loss (gain) on disposal of fixed assets include depreciation of the Systems' network and equipment, amortization of goodwill and intangibles assets and losses or gains recognized on the disposal of assets. Management expects depreciation and amortization to increase as a result of the purchase accounting adjustments arising in connection with the Time Warner Acquisition.

   The table below sets forth for the periods indicated certain data regarding expenses expressed as a percentage of total revenues:

                                                                   Renaissance
                                                                      Media
                                          Systems                   Group LLC
                            -------------------------------------- ------------
                                                       Period from
                            Year Ended December 31,    January 1--  Year Ended
                            -------------------------   April 8,   December 31,
                             1995     1996     1997       1998         1998
                            -------  -------  -------  ----------- ------------
Revenues..................    100.0%   100.0%   100.0%    100.0%      100.0%
System operating
 expenses.................     47.7     47.8     45.4      45.8        45.7
Non-system operating
 expenses.................      5.1      5.8      5.5       5.0         4.9
Depreciation, amortization
 and loss (gain) on
 disposal of fixed
 assets...................     40.4     38.3     37.9      32.4        46.0
Operating income..........      6.8      8.1     11.2      16.8         3.3
Interest expense..........     27.3      --       --        --         34.1
Income tax (benefit)
 expense..................     (8.2)     3.2      4.4       7.8          .3
Net (loss) income.........    (12.3)     4.9      6.8       9.0       (31.2)

   The Systems have not had any material acquisitions during these periods and thus the growth since 1995 represents internal growth resulting from subscriber additions, rate increases and additional services purchased by subscribers and advertisers.

Results of Operations

   Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

   Prior to the acquisition of the Time Warner Systems from Time Warner on April 9, 1998, Group had no operations. Consequently, the results of operations of the company for the year ended December 31, 1998 include operating results for the period April 9, 1998 to December 31, 1998. In order to facilitate discussion of the Results of Operations for the year ended December 31, 1998 compared to the year ended December 31, 1997, the 1998 results of the Company have been annualized as indicated below:

                                               As Reported
                                        -------------------------
                                          Systems      Company     Annualized
                                         Year Ended   Year Ended   Year Ended
                                        December 31, December 31, December 31,
                                            1997         1998       1998(1)
                                        ------------ ------------ ------------
                                                       (000's)
                                        --------------------------------------
Revenues...............................   $50,987      $ 41,524     $ 56,745
System operating expenses..............    23,142        18,998       26,220
Non-system operating expenses..........     2,782         2,039        2,824
Depreciation, amortization and loss
 (gain) on disposal of fixed assets....    19,317        19,107       26,166
                                          -------      --------     --------
Operating income.......................     5,746         1,380        1,535
Interest expense (net).................       --         14,200       19,564
Income tax expense.....................    (2,262)         (135)        (135)
                                          -------      --------     --------
Net (loss) income......................   $ 3,484      $(12,955)    $(18,164)
                                          =======      ========     ========

(1) Computed by multiplying December 31, 1998 as reported items by 137% (365 days / 267 days (number of days in period April 9, 1998 to December 31,
  1998), except for Corporate Franchise Taxes not subject to annualization and other immaterial adjustments.

   Revenues. Revenues increased $5.8 million or 11.3% to $56.7 million in 1998 from $51.0 million in 1997. The primary reasons for this increase in revenues were increases in subscription rates in 1998 and an increase in subscribers of 2,606 in 1998. In January 1998, the systems increased their subscriber rates from $7.69 to $7.88 on a weighted average basis (excluding bulk subscribers) for basic service, and from $17.33 to $20.28 on a weighted average basis, for the cable programming satellite tier (CPST). In total, average revenue per basic subscriber, per month, increased to $36.98 in 1998 from $34.02 in 1997. In addition to these increases in subscription revenue, advertising revenue increased approximately $.3 million or 24.8%.

   Systems Operating Expenses. Systems operating expenses increased $3.1 million or 13.3% to $26.2 million in 1998 from $23.1 million in 1997. The primary reason for this increase in systems operating expenses was the increase in programming costs of $2.8 million, an increase of 26.4% over 1997 programming costs. This increase in programming costs resulted from: (1) loss of certain volume discounts resulting from not being a part of a larger MSO,
(2) annual rate increases on programming services and (3) new services launched in 1998. Other systems operating expenses generally increased consistent with general inflation rates. Offsetting these cost increases, in part, was the increase in capitalized internal labor and overhead costs of $.6 million associated with capital projects. Capitalized internal labor and overhead costs increased in 1998 due to the increase in 1998 over 1997 in new capital projects; primarily, the upgrade in St. Tammany and Jackson and the increase in new build projects.

   System cash flow increased $2.7 million or 9.6% to $30.5 million in 1998 from $27.8 million in 1997. System cash flow margin decreased slightly to 53.8% in 1998 from 54.6% in 1997.

   Non-System Operating Expenses. Non-system operating expenses, which consists of corporate overhead, did not change materially in 1998 from 1997 amounts. As a percentage of revenue, non-system operating expenses were 4.97% and 5.46% in 1998 and 1997, respectively.

   Depreciation, Amortization and Loss (Gain) on Disposal of Fixed Assets ("D&A"). D&A increased $6.8 million or 35.5% to $26.2 million in 1998 from $19.3 million in 1997. This increase is due to: (1) the Company's depreciation computations based on a composite useful life of its assets of approximately 7 years, giving consideration to the planned upgrade of the cable infrastructure, which is shorter than the composite useful life of approximately 11 years used by Time Warner; and (2) the Company's amortization period for franchise assets and goodwill of 15 and 25 years, respectively, which differ from the estimated useful lives of franchise assets and goodwill over periods up to 20 years and over periods up to 40 years, respectively, used by Time Warner.

   Operating Income. Operating Income decreased $4.2 million or 73.3% to $1.5 million in 1998 from $5.7 million in 1997. This decrease is due primarily to the increase in D&A of $6.8 million or 35.5% to $26.2 million in 1998, exceeding the increase in system cash flow of $2.7 million or 9.6% to $30.5 million in 1998.

   Interest Expense. Interest expense was $19.6 million in 1998. Interest expense represents interest incurred by the Company in 1998 on the credit agreement, including $110.0 million of term loans facilities and a $40.0 million revolving credit facility, between Renaissance Media, Renaissance Louisiana, Renaissance Tennessee, Renaissance Capital, Morgan Stanley Senior Funding (MSSF), and other lenders party thereto (the "Senior Credit Facility") (including commitment fees) and the 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") and the amortization of an interest rate cap agreement and debt issuance costs. The Systems had no indebtedness in 1997.

   Income Tax Expense. Renaissance Louisiana and Renaissance Tennessee have elected to be treated as corporations for United States Federal income tax purposes. The provision for income tax expense in 1998 represents corporate franchise tax expense. No income tax benefit for the loss incurred in 1998 has been recorded due to the uncertainty of the realization of such loss during the related carry forward period. The provision for income taxes in 1997 represents income tax expense computed on a stand alone basis for the Systems.

   Net Loss. For the reasons discussed above, the net loss was $18.2 million in 1998 compared to net income of $3.5 million in 1997.

 Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

   The Systems served 126,558 basic subscribers at December 31, 1997 compared with 123,203 basic subscribers at December 31, 1996, an increase of 3,355 subscribers or 2.7%. Homes passed increased to 178,449 at December 31, 1997 from 175,522 at December 31, 1996, an increase of 2,927 homes or 1.7%. Premium service units increased to 64,963 at December 31, 1997 from 64,716 at December 31, 1996.

   Revenues. Revenues increased $3.7 million or 7.7% to $51.0 million in 1997 from $47.3 million in 1996. Adjusting for the change in the method of recording franchise fees, as described above, revenues increased $5.2 million or 11.1%. The increase in revenues in 1997 resulted primarily from increases in basic revenue and other revenue. Basic revenue increased due to an increase in the weighted average monthly subscription rate for basic service to $7.69 in 1997 from $6.38 in 1996 and an increase in the weighted average monthly subscription rate for CPST to $17.33 in 1997 from $16.19 in 1996. In addition, basic revenue increased due to the increase in the number of subscribers in 1997. Other revenue components including home shopping, pay-per-view and advertising revenue increased, while additional outlet revenue decreased.

   System Operating Expenses. System operating expenses increased $.5 million or 2.3% to $23.1 million in 1997 from $22.6 million in 1996. Adjusting for the change in the method of recording franchise fees, system operating expenses increased $2.0 million or 8.8% over 1996. The increase in system operating expenses in 1997 resulted primarily from increases in salaries and programming costs.

   Non-System Operating Expenses. Non-system operating expenses increased $.1 million or 1.8% to $2.8 million in 1997 from $2.7 million in 1996.

   Depreciation, Amortization and Loss (Gain) on Disposal of Fixed
Assets. Depreciation, amortization and loss (gain) on disposal of fixed assets increased $1.2 million or 6.6% to $19.3 million in 1997 from $18.1 million in 1996. This increase resulted primarily from $.6 million of losses on miscellaneous asset disposals during the year.

   Operating Income. For the reasons discussed above, operating income increased $1.9 million or 49.2% to $5.7 million in 1997 from $3.9 million in 1996.

   Income Tax (Benefit) Expense. Income tax expense increased $.8 million or 50.6% to $2.3 million in 1997 from $1.5 million in 1996. This increase is due to the increase in operating income in 1997.

   Net (Loss) Income. For the reasons discussed above, net income increased $1.1 million or 48.3% to $3.5 million in 1997 from $2.4 million in 1996.

 Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

   The Systems served 123,203 basic subscribers at December 31, 1996 compared with 120,340 basic subscribers at December 31, 1995, an increase of 2,863 basic subscribers or 2.4%. Homes passed increased to 175,522 homes at December 31, 1996 compared to 145,148 at December 31, 1995, an increase of 30,374 homes or 20.9%. This increase resulted primarily from a homes passed audit of the Systems during 1996, which added approximately 27,000 homes to the Systems' database, and estimated real growth in the number of homes passed by the Systems of approximately 1.7%. Premium service units increased 4,254 or 7.0% to 64,716 at December 31, 1996 from 60,462 at December 31, 1995.

   Revenues. Revenues increased $3.8 million or 8.7% to $47.3 million in 1996 from $43.5 million in 1995. Basic revenue increased due to increases in the weighted average monthly subscription rate for CPST to $16.19 in 1996 from $13.09 in 1995, offset in part by a decrease in the weighted average monthly subscription rate for basic service to $6.38 in 1996 from $6.75 in 1995. In addition, basic revenue increased due to the increase in the number of basic subscribers in 1996. Premium and other revenue remained the same due to a reduction in advertising and additional outlet revenue, offset by increases in pay-per-view revenue and other revenue.

   System Operating Expenses. System operating expenses increased $1.8 million or 8.8% to $22.6 million in 1996 from $20.8 million in 1995. The 1996 expenses reflect increased payroll expenses, pay-per-view expenses, marketing and other miscellaneous costs, offset in part by reductions in programming costs resulting from the lower rates incurred by Time Warner.

   Non-System Operating Expenses. Non-system operating expenses increased $.5 million or 24.2% to $2.7 million in 1996 from $2.2 million in 1995 due to the different amounts of corporate overhead and regional expenses incurred by Time Warner in 1996 and CVI in 1995.

   Depreciation, Amortization and Loss (Gain) on Disposal of Fixed
Assets. Depreciation, amortization and loss (gain) on disposal of fixed assets increased $.5 million or 2.9% to $18.1 million in 1996 from $17.6 million in 1995. This net increase resulted primarily from the net write-up of assets in 1996 under the purchase method of accounting following the acquisition of the Systems by Time Warner.

   Operating Income. For the reasons discussed above, operating income increased $.9 million or 30.5% to $3.9 million in 1996 from $3.0 million in 1995.

   Interest Expense. Interest expense was $11.9 million in 1995 which related to debt recorded at the System level by CVI. The Systems recorded no interest expense in 1996 because Time Warner met the Systems' financing needs through non-interest bearing capital advances.

   Income Taxes (Benefit) Expense. Income tax (benefit) expense increased $5.1 million to an expense of $1.5 million in 1996 from a benefit of $3.6 million in 1995. The increase in income tax (benefit) expense resulted from the increase in operating income in 1996.

   Net (Loss) Income. For the reasons discussed above, net (loss) income increased $7.7 million to net income of $2.3 million in 1996 from a net loss of $5.4 million in 1995.

Liquidity and Capital Resources

   From January 4, 1996 until April 9, 1998, the Systems were owned by Time Warner and their liquidity and capital resources needs were evaluated and met based upon funding from Time Warner. The Systems' cash balances were generally minimized with excess cash balances transferred to corporate cash management accounts.

   The cable television business requires substantial capital for the upgrading, expansion and maintenance of signal distribution equipment, as well for home subscriber devices and wiring and for service vehicles. Subject to the terms and provisions of the Charter Purchase Agreement, the Company will continue to deploy fiber optic technology and to upgrade the Systems to a minimum of 550 MHz and to 860 MHz where system characteristics warrant. The deployment of fiber optic technology will allow future upgrades to the Systems in a cost-effective manner. The Company believes that the application of digital compression technology will likely reduce the requirement in the future for upgrades to increase capacity beyond 860 MHz.

   The working capital requirements of a cable television business are generally not significant since subscribers are billed for services monthly in advance, while the majority of expenses incurred (except for payroll) are paid generally 30 to 60 days after their incurrence.

   Prior to the acquisition of the Time Warner Systems on April 9, 1998 the Company had no operations. Consequently, the results of operations for the year ended December 31, 1998 include operating results for the period April 9, 1998 to December 31, 1998. The Company's net cash provided by operations was $22.7 million in 1998. The Company's net cash used in investing activities was $317.0 million in 1998 and the Company's net cash provided from financing activities amounted to $302.8 million in 1998. The cash used in investing activities and cash provided from financing activities in 1998 related primarily to the payment of the cash purchase price for the Systems to Time Warner and the capitalization of the Company, respectively. The Systems net cash provided by operations was $23.6 million in 1997 and $23.1 million in 1996. The Systems net cash used in investing activities was $6.4 million in 1997 and $8.2 million in 1996, respectively and in 1996 Time Warner allocated $249.5 million of the purchase price paid (net of cash acquired) for CVI to the Systems. The Systems net cash used in some financing activities was $16.4 million in 1997 and $14.9 million in 1996, respectively and in 1996 Time Warner allocated $250.0 million of the purchase price paid for CVI to the Systems. The Systems net cash provided by operations for the period January 1, 1998 though April 8, 1998 was $7.0 million. The Systems net cash used in investing activities for the period January 1, 1998 through April 8, 1998 was $.6 million. The Systems net cash used in financing activities for the period January 1, 1998 through April 8, 1998 was $7.8 million.

   The Company's EBITDA was $20.5 million or 49.3% of revenues during the operating period in 1998. The Systems EBITDA was $25.1 million in 1997 and $22.0 million in 1996. The System's EBITDA as a percentage of revenue increased to 49.2 % in 1997 from 46.4% in 1996, primarily resulting from a change in the method of recording franchise fees. Had the method of recording franchise fees been changed in 1996 the effect of this change would have resulted in EBITDA margin of 48.0% for 1996. The Systems EBITDA was $7.5 million for the period January 1, 1998 to April 8, 1998. As a percentage of revenue EBITDA was 49.2% for the period January 1, 1998 to April 8, 1998.

   Simultaneously with the Offering of the Senior Discount Notes: (i) the Company received equity contributions of $95.1 million from the Morgan Stanley Entities and $3.9 million from the Management Investors; (ii) Renaissance Media, as borrower, and Renaissance Louisiana, Renaissance Tennessee and Renaissance Capital, as guarantors, entered into the Senior Credit Facility, consisting of $110.0 million in Term Loans and a $40.0 million Revolver; and
(iii) Renaissance Media acquired the Systems from Time Warner for $300.0 million in cash and the issuance to Time Warner of a $9.5 million equity interest in Holdings.

   The Company used the net proceeds from the Offering of the Senior Discount Notes, together with the Equity Contributions and borrowings under the Term Loans, to consummate the Acquisition. The Company has approximately $209.9 million of indebtedness outstanding and unused commitments under the Revolver of $40.0 million. Subject to the terms and conditions of the Charter Purchase Agreement and compliance with the terms of the Senior Credit Facility, borrowings under the Revolver will be available for working capital purposes, capital expenditures and acquisitions.

   Subject to the terms and provisions of the Charter Purchase Agreement, the Company expects to make substantial investments in capital to: (i) upgrade its cable plant; (ii) build line extensions; (iii) purchase new equipment; and
(iv) acquire the equipment necessary to implement its digital and Internet and data transmission strategy. In 1998, the Company made capital expenditures of approximately $5.7 million and expects to make capital expenditures of approximately $16.9 million in 1999. The Company believes that the borrowings expected to be available under the Revolver and anticipated cash flow from operations will be sufficient to upgrade the Systems as currently contemplated and to satisfy the Company's working capital, capital expenditure and debt service requirements. However, the actual amount and timing of the Company's capital requirements may differ materially from the Company's estimates as a result of, among other things, the demand for the Company's services and regulatory, technological and competitive developments (including additional market developments and new opportunities) in the Company's industry. The Company also expects that it will require additional financing if the Company's development plans or projections change or prove to be inaccurate or the Company engages in any acquisitions. Sources of additional financing may include commercial bank borrowings, vendor financing or the private or public sale of equity or debt securities. There can be no assurances that such financing will be available on terms acceptable to the Company or at all.

   Borrowings under the Senior Credit Facility bear interest at floating rates, although the Company is required to maintain interest rate protection programs. Renaissance Media's obligations under the Senior Credit Facility is secured by substantially all the assets of Renaissance Media.

   The Company is subject to interest rate fluctuations on its Senior Credit Facility, ($102.5 million outstanding at December 31, 1998) and, accordingly, has entered into an interest rate cap agreement with a notional amount of $100.0 million. This agreement serves to cap the interest rates associated with the Company's variable rate debt under the Senior Credit Facility. The cap agreement protects the Company from increased interest costs if LIBOR exceeds 7.25% and expires on December 1, 1999.

   The Company assesses its interest rate protection options on an ongoing basis with a goal of having in place interest rate protection plans as it deems appropriate, based on its assessment of future interest rates balanced against the cost of such plans and the degree of interest rate fluctuation risk the Company believes is appropriate.

Year 2000 Issues

   The Company relies on computer systems, related software applications and other control devices in operating and monitoring all major aspects of its business, including, but not limited to, its financial systems (such as general ledger, accounts payable, payroll and fixed asset modules), subscriber billing systems, internal networks and telecommunications equipment. The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its suppliers and financial organizations, for the accurate exchange of data.

   The Company continues to assess the likely impact of Year 2000 issues on its business operations, including its material information technology ("IT") and non-IT applications. These material applications include all billing and subscriber information systems, general ledger software, payroll systems, accounting software, phone switches and certain headend applications, all of which are third party supported.

   The Company believes it has identified all systems that may be affected by Year 2000 Issues. Concurrent with the identification phase, the Company is securing compliance determinations relative to all identified systems. For those systems that the Company believes are material, compliance programs have been received or such systems have been certified by independent parties as Year 2000 compliant. For those material systems that are subject to compliance programs, the Company expects to receive Year 2000 certifications from independent parties by the second quarter of 1999. Determinations of Year 2000 compliance requirements for less mission critical systems are in progress and are expected to be completed in the second quarter of 1999.

   With respect to third parties with which the Company has a material relationship, the Company believes its most significant relationships are with financial institutions, who receive subscriber monthly payments and maintain Company bank accounts, and subscriber billing and management systems providers. We have received compliance programs, which, if executed as planned, should provide a high degree of assurance that all Year 2000 issues will be addressed by mid 1999.

   The Company has not incurred any material Year 2000 costs to date, and excluding the need for contingency plans, does not expect to incur any material Year 2000 costs in the future because most of its applications are maintained by third parties who have borne Year 2000 compliance costs.

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

   Failure to resolve Year 2000 issues could result in improper billing to the Company's subscribers which could have a major impact on the recording of revenue and the collection of cash as well as create significant customer dissatisfaction. In addition, failure on the part of the financial institutions with which the Company relies on for its cash collection and management services could also have significant impact on collections, results of operations and the liquidity of the Company.

   The Company has not yet finalized contingency plans necessary to handle the most likely worst case scenarios. Before concluding as to possible contingency plans, the Company must determine whether the material service providers contemplate having such plans in place. In the event that contingency plans from material service providers are not in place or are deemed inadequate, management expects to have such plans in place by the third quarter of 1999.

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

New Accounting Standards

   During fiscal 1998, the Financial Account Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will adopt FAS 133 as of January 1, 2000. The impact of the adoption on the Company's consolidated financial statements is not expected to be material.

Item 8--Financial Statements and Supplementary Data

   The Company's consolidated financial statements and the predecessor combined financial statements, and related notes thereto, and the reports of the Company's and predecessor's independent auditors follow:

                 RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
RENAISSANCE MEDIA GROUP LLC                                                 ----
Report of Independent Auditors............................................   37
Consolidated Balance Sheet as of December 31, 1998........................   38
Consolidated Statement of Operations for the year ended December 31,
 1998.....................................................................   39
Consolidated Statement of Members' Equity for the year ended December 31,
 1998.....................................................................   40
Consolidated Statement of Cash Flows for the year ended December 31,
 1998.....................................................................   41
Notes to Consolidated Financial Statements................................   42
RENAISSANCE MEDIA HOLDINGS LLC AND RENAISSANCE MEDIA LLC
Report of Independent Auditors............................................   50
Combined Balance Sheet as of December 31, 1997............................   51
Combined Income Statement and Retained Earnings for the Period from
 November 5, 1997 (Date of Inception) to December 31, 1997 ...............   52
Combined Statement of Cash Flow for the Period from November 5, 1997 (Date
 of Inception) to December 31, 1997.......................................   53
Notes to Financial Statements.............................................   54
PREDECESSOR
Report of Independent Auditors............................................   57
Combined Balance Sheet as of April 8, 1998................................   58
Combined Statement of Operations for the Period from January 1, 1998
 through April 8, 1998....................................................   59
Combined Statement of Changes in Net Assets for the Period from January 1,
 1998 through April 8, 1998...............................................   60
Combined Statement of Cash Flows for the Period January 1, 1998 to April
 8, 1998..................................................................   61
Notes to Combined Financial Statements....................................   62
Report of Independent Auditors............................................   68
Combined Balance Sheets as of December 31, 1996 and 1997..................   69
Combined Statements of Operations for the Years Ended December 31, 1995,
 1996 and 1997............................................................   70
Combined Statements of Changes in Net Assets for the Years Ended December
 31, 1996 and 1997........................................................   71
Combined Statements of Cash Flows for the Years Ended 1995, 1996 and
 1997.....................................................................   72
Notes to Combined Financial Statements....................................   73

Note: Financial statements of Renaissance Louisiana, Renaissance Tennessee, and Renaissance Media Capital (collectively, the "Subsidiaries"), each a wholly-owned subsidiary of Renaissance Media Group, have not been presented as (i) Group and the Subsidiaries have no operations or assets independent of Renaissance Media, a wholly-owned subsidiary of Renaissance Louisiana and Renaissance Tennessee, (ii) the Subsidiaries were formed solely for the purpose of serving as co-obligors of the Senior Discount Notes as Renaissance Tennessee's and Renaissance Louisiana's only significant assets are their respective equity ownership interests in Renaissance Media, and Renaissance Capital has no significant assets and is nominally capitalized, and (iii) as the Subsidiaries, Group and these wholly-owned subsidiaries are effectively jointly and severally liable for the obligations under the Senior Discount Notes on a full and unconditional basis. Accordingly, management has determined that such financial statements would not be material to investors.

                        Report of Independent Auditors

To the Board of Directors of Renaissance Media Group LLC

   We have audited the accompanying consolidated balance sheet of Renaissance Media Group LLC as of December 31, 1998 and the related consolidated statements of operations, changes in members' equity, and cash flows for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renaissance Media Group LLC at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

New York, New York
February 22, 1999
except for Note 11, as to which the date is February 24, 1999

                          RENAISSANCE MEDIA GROUP LLC

                           CONSOLIDATED BALANCE SHEET
                               December 31, 1998
                                 (In Thousands)

Assets
Cash and cash equivalents............................................. $  8,482
Accounts receivable--trade (less allowance for doubtful accounts of
 $92).................................................................      726
Accounts receivable--other............................................      584
Prepaid expenses and other assets.....................................      340
Escrow deposit........................................................      150
Investment in cable television systems:
  Property, plant and equipment.......................................   71,246
  Less: accumulated depreciation......................................   (7,294)
                                                                       --------
                                                                         63,952
                                                                       --------
  Cable television franchises.........................................  236,489
  Less: accumulated amortization......................................  (11,473)
                                                                       --------
                                                                        225,016
                                                                       --------
  Intangible assets...................................................   17,559
  Less: accumulated amortization......................................   (1,059)
                                                                       --------
                                                                         16,500
                                                                       --------
  Total investment in cable television systems........................  305,468
                                                                       --------
Total assets.......................................................... $315,750
                                                                       ========
Liabilities and Members' Equity
Accounts payable...................................................... $  2,042
Accrued expenses (a)..................................................    6,670
Subscriber advance payments and deposits..............................      608
Deferred marketing support............................................      800
Advances from holdings................................................      135
Debt..................................................................  209,874
                                                                       --------
Total Liabilities.....................................................  220,129
                                                                       --------
Members' equity:
  Paid in capital.....................................................  108,600
  Accumulated deficit.................................................  (12,979)
                                                                       --------
Total members' equity.................................................   95,621
                                                                       --------
Total liabilities and members' equity................................. $315,750
                                                                       ========

--------
(a)--Includes accrued costs from transactions with affiliated companies of $921.

                  See accompanying notes to financial statements.

                          RENAISSANCE MEDIA GROUP LLC

                      CONSOLIDATED STATEMENT OF OPERATIONS

                          Year Ended December 31, 1998

                                 (In Thousands)

Revenues............................................................. $ 41,524
Costs and expenses:
  Service costs (a)..................................................   13,326
  Selling, general and administrative................................    7,711
  Depreciation and amortization......................................   19,107
                                                                      --------
Operating income.....................................................    1,380
Interest income......................................................      158
Interest (expense) (b)...............................................  (14,358)
                                                                      --------
(Loss) before provision for taxes....................................  (12,820)
Provision for taxes..................................................      135
                                                                      --------
Net (loss)........................................................... $(12,955)
                                                                      ========

--------
(a)--Includes costs from transactions with affiliated companies of $7,523.
(b)--Includes $676 of amortization of deferred financing costs.


                See accompanying notes to financial statements.

                          RENAISSANCE MEDIA GROUP LLC

              CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY

                          Year ended December 31, 1998
                                 (In Thousands)

                                                                       Total
                                                 Paid-In  Accumulated Members'
                                                 Capital   (Deficit)   Equity
                                                 -------- ----------- --------
Contributed Members' Equity--
 Renaissance Media Holdings LLC and Renaissance
 Media LLC...................................... $ 15,000  $   (24)   $ 14,976
Additional capital contributions................   93,600       --      93,600
Net (loss)......................................      --    (12,955)   (12,955)
                                                 --------  --------   --------
Balance December 31, 1998....................... $108,600  $(12,979)  $ 95,621
                                                 ========  ========   ========



                  See accompanying notes to financial statements.

                          RENAISSANCE MEDIA GROUP LLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          Year ended December 31, 1998
                                 (In Thousands)


Operating activities
Net (loss).............................................................. $ (12,955)
Adjustments to non-cash and non-operating items:
  Depreciation and amortization.........................................     19,107
  Accretion on Senior Discount Notes....................................     7,363
  Other non-cash charges................................................       730
  Changes in operating assets and liabilities:
    Accounts receivable--trade, net.....................................      (726)
    Accounts receivable--other..........................................      (584)
    Prepaid expenses and other assets...................................      (338)
    Accounts payable....................................................     2,031
    Accrued expenses....................................................     6,660
    Subscriber advance payments and deposits............................       608
    Deferred marketing support..........................................       800
                                                                         ---------
Net cash provided by operating activities...............................    22,696
                                                                         ---------
Investing activities
Purchased cable television systems:
  Property, plant and equipment.........................................   (65,580)
  Cable television franchises...........................................  (235,412)
  Cash paid in excess of identifiable assets............................    (8,608)
Escrow deposit..........................................................      (150)
Capital expenditures....................................................    (5,683)
Cable television franchises.............................................    (1,077)
Other intangible assets.................................................      (526)
                                                                         ---------
Net cash (used in) investing activities.................................  (317,036)
                                                                         ---------
Financing activities
Debt acquisition costs..................................................    (8,323)
Principal repayments on bank debt.......................................    (7,500)
Advances from Holdings..................................................        33
Proceeds from bank debt.................................................   110,000
Proceeds from 10% Senior Discount Notes.................................   100,012
Capital contributions...................................................   108,600
                                                                         ---------
Net cash provided by financing activities...............................   302,822
                                                                         ---------
Net increase in cash and cash equivalents...............................     8,482
Cash and cash equivalents at December 31, 1997..........................       --
                                                                         ---------
Cash and cash equivalents at December 31, 1998.......................... $   8,482
                                                                         =========
Supplemental disclosures
Interest paid........................................................... $   4,639
                                                                         =========

                  See accompanying notes to financial statements.

                          RENAISSANCE MEDIA GROUP LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998
                       (All dollar amounts in thousands)


1.  Organization and Basis of Presentation

   Renaissance Media Group LLC ("Group") was formed on March 13, 1998 by Renaissance Media Holdings LLC ("Holdings"). Holdings is owned by Morgan Stanley Capital Partners III, L.P. ("MSCP III"), Morgan Stanley Capital Investors, L.P. ("MSCI"), MSCP III 892 Investors, L.P. ("MSCP Investors" and, collectively, with its affiliates, MSCP III and MSCI and their respective affiliates, the "Morgan Stanley Entities"), Time Warner and the Management Investors. On March 20, 1998, Holdings contributed to Group its membership interests in two wholly-owned subsidiaries; Renaissance Media (Louisiana) LLC ("Louisiana") and Renaissance Media (Tennessee) LLC ("Tennessee"), which were formed on January 7, 1998. Louisiana and Tennessee acquired a 76% interest and 24% interest, respectively, in Renaissance Media LLC ("Media") from Morgan Stanley Capital Partners III, Inc. ("MSCP"), on February 13, 1998 through an acquisition of entities under common control accounted for as if it were a pooling of interests. As a result, Media became a subsidiary of Group and Holdings. Group and its aforementioned subsidiaries are collectively referred to as the "Company". On April 9, 1998, the Company acquired (the "Acquisition") six cable television systems (the "Systems") from TWI Cable, Inc. ("TWI Cable"), a subsidiary of Time Warner Inc. ("Time Warner"). See Note
3. Prior to this Acquisition, the Company had no operations other than start-up related activities.

2. Summary of Significant Accounting Policies

 New Accounting Standards

   During fiscal 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").

   FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will adopt FAS 133 as of January 1, 2000. The impact of the adoption on the Company's consolidated financial statements is not expected to be material.

Principles of Consolidation

   The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Concentration of Credit Risk

   A significant portion of the customer base is concentrated within the local geographical area of each of the individual cable television systems. The Company generally extends credit to customers and the ultimate collection of accounts receivable could be affected by the local economy. Management performs continuous credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. Management does not believe that there is any significant credit risk which could have a material effect on the Company's financial condition.

 Revenue and Costs

   Subscriber fees are recorded as revenue in the period the related services are provided and advertising revenues are recognized in the period the related advertisements are exhibited. Rights to exhibit programming are purchased from various cable networks. The costs of such rights are generally expensed as the related services are made available to subscribers.

                          RENAISSANCE MEDIA GROUP LLC

                               December 31, 1998
                       (All dollar amounts in thousands)


 Advertising Costs

   Advertising costs are expensed upon the first exhibition of the related advertisements. Advertising expense amounted to $491 in 1998.

 Cash and Cash Equivalents

   Cash and cash equivalents include cash and investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

 Property, Plant and Equipment

   Property, plant and equipment is recorded at purchased and capitalized cost. Capitalized internal costs principally, consist of employee costs and interest on funds borrowed during construction. Capitalized labor, materials and associated overhead amounted to approximately $1,429 in 1998. Replacements, renewals and improvements to installed cable plant are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the year ended December 31, 1998 amounted to $7,314. Property, plant and equipment is depreciated using the straight-line method over the following estimated service lives:

      Buildings and leasehold improvements.......................... 5-30 years
      Cable systems, equipment and subscriber devices............... 5-30 years
      Transportation equipment......................................  3-5 years
      Furniture, fixtures and office equipment...................... 5-10 years

   Property, plant and equipment at December 31, 1998 consisted of:

      Land..........................................................    $   432
      Buildings and leasehold improvements..........................      1,347
      Cable systems, equipment and subscriber devices...............     62,740
      Transportation equipment......................................      2,181
      Furniture, fixtures and office equipment......................        904
      Construction in progress......................................      3,642
                                                                     ----------
                                                                         71,246
      Less: accumulated depreciation................................     (7,294)
                                                                     ----------
      Total.........................................................    $63,952
                                                                     ==========

 Cable Television Franchises and Intangible Assets

   Cable television franchise costs include the assigned fair value, at the date of acquisition, of the franchises from purchased cable television systems. Intangible assets include goodwill, deferred financing and other intangible assets. Cable television franchises and intangible assets are amortized using the straight-line method over the following estimated useful lives:

      Cable television franchises....................................   15 years
      Goodwill.......................................................   25 years
      Deferred financing and other intangible assets................. 2-10 years

                          RENAISSANCE MEDIA GROUP LLC

                               December 31, 1998
                       (All dollar amounts in thousands)


   Intangible assets at December 31, 1998 consisted of:

      Goodwill......................................................... $ 8,608
      Deferred financing costs.........................................   8,323
      Other intangible assets..........................................     628
                                                                        -------
                                                                         17,559
      Less: accumulated amortization...................................  (1,059)
                                                                        -------
      Total............................................................ $16,500
                                                                        =======

   The Company periodically reviews the carrying value of its long-lived assets, including property, plant and equipment, cable television franchises and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized to the extent that the carrying value of such asset is greater than its fair value.

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

3. Acquisitions

 TWI Cable

   On April 9, 1998, the Company acquired six cable television systems from TWI Cable. The systems are clustered in southern Louisiana, western Mississippi and western Tennessee. This Acquisition represented the first acquisition by the Company. The purchase price for the systems was $309,500 which was paid as follows: TWI Cable received $300,000 in cash, inclusive of an escrow deposit of $15,000, and a $9,500 (9,500 units) equity interest in Renaissance Media Holdings LLC, the parent company of Group. In addition to the purchase price, the Company incurred approximately $1,385 in transaction costs, exclusive of financing costs.

   The Acquisition was accounted for using the purchase method and, accordingly, results of operations are reported from the date of the Acquisition (April 9, 1998). The excess of the purchase price over the estimated fair value of the tangible assets acquired has been allocated to cable television franchises and goodwill in the amount of $235,387 and $8,608, respectively.

 Deffner Cable

   On August 31, 1998, the Company acquired the assets of Deffner Cable, a cable television company located in Gadsden, Tennessee. The purchase price was $100 and was accounted for using the purchase method. The allocation of the purchase price is subject to change, although management does not believe that any material adjustment to such allocation is expected.

 Bayou Vision, Inc. and Gulf South Cable, Inc.

   On February 3, 1999, Media acquired the cable television assets of Bayou Vision, Inc. and Gulf South Cable, Inc. serving approximately 1,950 subscribers in the Villages of Estherwood, Morse and Mermentau and

                          RENAISSANCE MEDIA GROUP LLC

                               December 31, 1998
                       (All dollar amounts in thousands)

Acadia and Livingston Parish, Louisiana. The cash purchase price was approximately $2,700 and was paid out of available Company funds.

   Unaudited Pro Forma summarized results of operations for the Company for the year ended December 31, 1998 and 1997, assuming the Acquisition, Notes (as hereinafter defined) and Credit Agreement (as hereinafter defined) had been consummated on January 1, 1998 and 1997, are as follows:

                                                               Year ended
                                                               December 31
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
      Revenues............................................. $ 56,745  $ 50,987
      Expenses.............................................   55,210    53,022
                                                            --------  --------
      Operating (loss) income..............................    1,535    (2,035)
      Interest expense and other expenses..................  (19,699)  (19,740)
                                                            --------  --------
      Net (Loss)........................................... $(18,164) $(21,775)
                                                            ========  ========

4. Debt

   As of December 31, 1998, debt consisted of:

      10.00% Senior Discount Notes at Accreted Value (a).............. $107,374
      Credit Agreement (b)............................................  102,500
                                                                       --------
                                                                       $209,874
                                                                       ========

--------
(a) On April 9, 1998, in connection with the Acquisition described in Note 3, the Company issued $163,175 principal amount at maturity, $100,012 initial accreted value, of 10.00% senior discount notes due 2008 ("Notes"). The Notes pay no interest until April 15, 2003. From and after April 15, 2003 the Notes will bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Notes are due on April 15, 2008.
(b) On April 9, 1998, Renaissance Media entered into a credit agreement among Morgan Stanley & Co. Incorporated as Placement Agent, Morgan Stanley Senior Funding Inc., as Syndication Agent, the Lenders, CIBC Inc., as Documentation Agent and Bankers Trust Company as Administrative Agent (the "Credit Agreement"). The aggregate commitments under the Credit Agreement total $150,000, consisting of a $40,000 revolver, $60,000 Tranche A Term Loans and $50,000 Tranche B Term Loans (collectively the "Term Loans"). The revolving credit and term loans are collateralized by a first lien position on all present and future assets and the member's interest of Media, Louisiana and Tennessee. The Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios and for commitment fees of 1/2% on the unused portion of the revolver. The effective interest rate, including commitment fees and amortization of related deferred financing costs and the interest-rate cap, for the year ended December 31, 1998 was 8.82%.

   On April 9, 1998, $110,000 was borrowed under the Credit Agreement's Tranche A and B Term Loans. On June 23, 1998, $7,500 was repaid resulting in $102,500 of outstanding Tranche A and B Term Loans as of December 31, 1998.

                          RENAISSANCE MEDIA GROUP LLC

                               December 31, 1998
                       (All dollar amounts in thousands)

   As of December 31, 1998, the Company had unrestricted use of the $40,000 revolver. No borrowings had been made by the Company under the revolver through that date.

   Annual maturities of borrowings under the Credit Agreement for the years ending December 31 are as follows:

      1999........................................................... $     776
      2000...........................................................     1,035
      2001...........................................................     2,701
      2002...........................................................     9,506
      2003...........................................................    11,590
      2004...........................................................    11,590
      Thereafter.....................................................    65,302
                                                                      ---------
                                                                        102,500
      Less: Current portion..........................................      (776)
                                                                      ---------
                                                                      $ 101,724
                                                                      =========


   The Credit Agreement and the Indenture pursuant to which the Notes were issued contain restrictive covenants on the Company and subsidiaries regarding additional indebtedness, investment guarantees, loans, acquisitions, dividends and merger or sale of the subsidiaries and require the maintenance of certain financial ratios.

   Total interest cost incurred for the year ended December 31, 1998, including commitment fees and amortization of deferred financing and interest-rate cap costs was $14,358, net of capitalized interest of $42.

5. Interest Rate Cap Agreement

   The Company purchases interest-rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated to its floating rate debt. The strike price of these agreements exceeds the current market levels at the time they are entered into. The interest rate indices specified by the agreements have been and are expected to be highly correlated with the interest rates the Company incurs on its floating rate debt. Payments to be received as a result of the specified interest rate index exceeding the strike price are accrued in other assets and are recognized as a reduction of interest expense (the accrual accounting method). The cost of these agreements is included in other assets and amortized to interest expense ratably during the life of the agreement. Upon termination of an interest rate cap agreement, any gain is deferred in other liabilities and amortized over the remaining term of the original contractual life of the agreement as a reduction of interest expense.

   On December 1, 1997, the Company purchased an interest rate cap agreement from Morgan Stanley Capital Services Inc. The carrying value as of December 31, 1998 was $47. The fair value of the interest rate cap, which is based upon the estimated amount that the Company would receive or pay to terminate the cap agreement as of December 31, 1998, taking into consideration current interest rates and the creditworthiness of the counterparties, approximates its carrying value.

   The following table summarizes the interest-rate cap agreement:

   Notional                                                Initial
   Principal                 Effective     Termination     Contract     Fixed Rate
    Amount        Term         Date           Date           Cost       (Pay Rate)
   ---------     -------     ---------     -----------     --------     ----------
   $100,000      2 Years      12/1/97        12/1/99         $100          7.25%

                          RENAISSANCE MEDIA GROUP LLC

                               December 31, 1998
                       (All dollar amounts in thousands)


6. Taxes

   For the year ended December 31, 1998, the provision for income taxes has been calculated on a separate company basis. The components of the provision for income taxes are as follows:

                                                                     Year ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
      Federal:
        Current....................................................     $--
        Deferred...................................................      --
      State:                                                             --
        Current....................................................      135
        Deferred...................................................      --
                                                                        ----
      Provision for income taxes...................................     $135
                                                                        ====

   The Company's current state tax liability results from its obligation to pay franchise tax in Tennessee and Mississippi and tax on capital in New York.

   The Company has a net operating loss ("NOL") carryforward for income tax purposes which is available to offset future taxable income. This NOL totals approximately $14,900 and expires in the year 2018. The Company has established a valuation allowance to offset the entire potential future tax benefit of the NOL carryforward and, therefore, has recognized no deferred tax asset with respect to the NOL.

   Louisiana and Tennessee have elected to be treated as corporations for federal income tax purposes and have not recorded any tax benefit for their losses as the realization of these losses by reducing future taxable income in the carry forward period is uncertain at this time.

7. Related Party Transactions

  (A) Transactions with Morgan Stanley entities

   In connection with the Acquisition, Media entered into the Credit Agreement with Morgan Stanley Senior Funding Inc. and Morgan Stanley & Co. Incorporated acted as the Placement Agent for the Notes. In connection with these services the Morgan Stanley Entities received customary fees and expense reimbursement.

  (B) Transactions with Time Warner and related parties

   In connection with the Acquisition, Media entered into an agreement with Time Warner, pursuant to which Time Warner manages the Company's programming in exchange for providing the Company access to certain Time Warner programming arrangements.

  (C) Transactions with management

   Prior to the consummation of the Acquisition described in Note 3, Media paid fees in 1998 to six senior executives of the Company who are investors in the Company (the "Management Investors") for services rendered prior to their employment by Media relating to the Acquisition and the Credit Agreement. These fees totaled $287 and were recorded as transaction and financing costs.

                          RENAISSANCE MEDIA GROUP LLC

                               December 31, 1998
                       (All dollar amounts in thousands)

  (D) Due to Management Investors

   Prior to the formation of the Company, the Management Investors advanced $1,000 to Holdings, which was used primarily for working capital purposes. Upon formation of the Company, Holdings contributed certain assets and liabilities to Group and the $1,000 advance from the Management Investors was recorded as paid in capital.

  (E) Transactions with board member

   The Company has utilized the law firm of one of its board members for legal services for the Acquisition, financing agreements and various ongoing legal matters. These fees totaled approximately $1,348 for the year ended December 31, 1998.

8. Accrued Expenses

   Accrued expenses as of December 31, 1998 consist of the following:

      Accrued programming costs......................................... $1,986
      Accrued interest..................................................  1,671
      Accrued franchise fees............................................  1,022
      Accrued legal and professional fees...............................    254
      Accrued salaries, wages and benefits..............................    570
      Accrued property and sales tax....................................    637
      Other accrued expenses............................................    530
                                                                         ------
                                                                         $6,670
                                                                         ======

9. Employee Benefit Plan

   Effective April 9, 1998, the Company began sponsoring a defined contribution plan which covers substantially all employees (the "Plan"). The Plan provides for contributions from eligible employees up to 15% of their compensation. The Company's contribution to the Plan is limited to 50% of each eligible employee's contribution up to 10% of his or her compensation. The Company has the right in any year to set the amount of the Company's contribution percentage. Company matching contributions to the Plan for the year ended December 31, 1998 were approximately $97. All participant contributions and earnings are fully vested upon contribution and company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years.

10. Commitments and Contingencies

  (A) Leases

   The Company had rental expense under various lease and rental agreements primarily for offices, tower sites and warehouses of approximately $125 in 1998. In addition, the Company rents utility poles in its operations generally under short term arrangements, but the Company expects these arrangements to recur.

                          RENAISSANCE MEDIA GROUP LLC

                               December 31, 1998
                       (All dollar amounts in thousands)


   Total rent expense for utility poles was approximately $620 in 1998. Future minimum annual rental payments under noncancellable leases are as follows:

      1999................................................................ $162
      2000................................................................   38
      2001................................................................   24
      2002................................................................   20
      2003 and thereafter.................................................   66
                                                                           ----
      Total............................................................... $310
                                                                           ====

  (B) Employment Agreements

   Media has entered into employment agreements with six senior executives who are also investors in Holdings. Under the conditions of five of the agreements the employment term is five years, expiring in April 2003 and requires Media to continue salary payments (including any bonus) through the term if the executive's employment is terminated by Media without cause, as defined in the employment agreement. Media's obligations under the employment agreements may be reduced in certain situations based on actual operating performance relative to the business plan, death or disability or by actions of the other senior executives.

   The employment agreement for one senior executive has a term of one year and may be renewed annually. This agreement has been renewed through April 8, 2000.

  (C) Other Agreements

   In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996, Time Warner agreed with the Federal Communications Commission ("FCC") to invest in certain upgrades to its cable infrastructure (consisting primarily of materials and labor in connection with the plant upgrades up to 750 MHz) by 1999 (approximately $23 million). This agreement with the FCC has been assumed by the Company as part of the Acquisition.

  11. Subsequent Event

   On February 23, 1999, Holdings entered into an agreement with Charter Communications, LLC to sell 100% of its members' equity in the Company for approximately $459,000, subject to certain closing conditions. This transaction is expected to close during the third quarter of 1999.

                        REPORT OF INDEPENDENT AUDITORS

To the Members of
Renaissance Media Holdings LLC
Renaissance Media LLC

   We have audited the accompanying combined balance sheet of Renaissance Media Holdings LLC and Renaissance Media LLC (as combined, the "Company") as of December 31, 1997 and the related combined income statement and statement of cash flows for the period from November 5, 1997 (date of inception) to December 31, 1997. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and the results of its operations and its cash flows for the period from November 5, 1997 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

                                             Ernst & Young LLP

New York, New York
March 16, 1998

            RENAISSANCE MEDIA HOLDINGS LLC AND RENAISSANCE MEDIA LLC

                             COMBINED BALANCE SHEET

                               December 31, 1997

                                     ASSETS

Cash and cash equivalents.......................................... $   903,034
Accrued interest income............................................      59,434
Accounts receivable................................................       2,500
Prepaid expenses and other assets..................................       2,041
Escrow deposit.....................................................  15,000,000
Deferred acquisition costs, net....................................     347,500
Deferred financing costs...........................................     692,500
Less accumulated amortization......................................      (4,271)
                                                                    -----------
                                                                        688,229
                                                                    -----------
    Total assets................................................... $17,002,738
                                                                    ===========

                        LIABILITIES AND MEMBERS' EQUITY

Due to Management Investors........................................ $ 1,000,000
Accounts payable...................................................      11,313
Accrued expenses:
  Legal............................................................     880,000
  Audit fees.......................................................      15,000
  Other professional fees..........................................      60,000
                                                                      1,966,313
                                                                    -----------
MEMBERS' EQUITY:
Morgan Stanley Capital Partners III, Inc. .........................           1
Morgan Stanley Capital Partners III, L.P. .........................  13,269,701
MSCP III 892 Investors, L.P. ......................................   1,358,582
Morgan Stanley Capital Investors, L.P. ............................     371,717
Retained earnings..................................................      36,424
                                                                    -----------
    Total members' equity..........................................  15,036,425
                                                                    -----------
    Total liabilities and members' equity.......................... $17,002,738
                                                                    ===========

                  See accompanying notes to financial statements.

            RENAISSANCE MEDIA HOLDINGS LLC AND RENAISSANCE MEDIA LLC

              COMBINED STATEMENTS OF INCOME AND RETAINED EARNINGS

           November 5, 1997 (Date of Inception) to December 31, 1997

Revenues:
Interest income........................................................ $64,968
                                                                        -------
    Total revenue......................................................  64,968
                                                                        -------
Expenses:
Employee...............................................................   9,196
General................................................................      77
Professional...........................................................  15,000
Interest expense.......................................................   4,271
    Total expenses.....................................................  28,544
                                                                        -------
    Net income......................................................... $36,424
    Retained earnings, beginning of period.............................     -0-
                                                                        -------
    Retained earnings, end of period................................... $36,424
                                                                        =======


                See accompanying notes to financial statements.

            RENAISSANCE MEDIA HOLDINGS LLC AND RENAISSANCE MEDIA LLC

                        COMBINED STATEMENT OF CASH FLOW

           November 5, 1997 (Date of Inception) to December 31, 1997

Operating Activities:
Net income........................................................ $     36,424
Adjustments to non-cash and non-operating items:
  Non-cash interest expense/(income)..............................        4,271
  Changes in operating assets and liabilities:
    Accrued interest income.......................................      (59,434)
    Accounts receivable...........................................       (2,500)
    Prepaid expenses and other assets.............................       (2,041)
    Purchase of interest rate cap agreement.......................     (102,500)
    Accrued expenses:
      Other professional fees.....................................        2,500
      Audit fees..................................................       15,000
    Accounts payable..............................................       11,313
Net cash (used in) operating activities...........................      (96,967)
                                                                   ------------
Investing Activities:
Escrow deposit....................................................  (15,000,000)
Net cash (used in) investing activities...........................  (15,000,000)
                                                                   ------------
Financing Activities:
Due to Management Investors.......................................    1,000,000
Capital contributions:
  Morgan Stanley Capital Partners III, Inc........................            1
  Morgan Stanley Capital Partners III, L.P........................   13,269,701
  MSCP III 892 Investors, L.P.....................................    1,358,582
  Morgan Stanley Capital Investors, L.P...........................      371,717
                                                                   ------------
Net cash provided by (used in) financing activities...............   16,000,001
                                                                   ------------
Net Increase in Cash and Cash Equivalents.........................      903,034
Cash and Cash Equivalents at the beginning of the period..........          --
                                                                   ------------
Cash and Cash Equivalents at the end of the period................ $    903,034
                                                                   ============

                See accompanying notes to financial statements.

           RENAISSANCE MEDIA HOLDINGS LLC AND RENAISSANCE MEDIA LLC

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1997

1. Organization and Basis of Presentation

   Renaissance Media Holdings LLC ("Holdings") was formed on November 5, 1997 to acquire certain cable television systems in Louisiana, Tennessee and Mississippi. The initial investing stockholders of Holdings were Morgan Stanley Capital Partners III, L.P. ("MSCP III L.P."), MSCP III 892 Investors, L.P. ("MSCP III 892"), and Morgan Stanley Capital Investors, L.P. ("MSCI L.P."). Renaissance Media LLC ("Media") was formed on November 24, 1997. The initial investing stockholder of Media was Morgan Stanley Capital Partners III, Inc. ("MSCP III Inc.).

   The financial statements of Holdings and Media (as combined, the "Company") have been combined as of December 31, 1997 and for the period from November 5, 1997 (date of inception) to December 31, 1997 as (i) it is management's belief that the combined financial statements present the financial position and results of operations of what will become the ultimate legal entity structure upon the closing of the Asset Purchase Transaction (as defined in Note 3 below) and the offering of the Notes (as defined in Note 9 below), (ii) Media and Holdings were the only legal operating entities in existence at December 31, 1997 with any assets, liabilities, revenue or expenses, (iii) Media was nominally capitalized at $1 and had minimal operations, (iv) Media and Holdings were under common control because (x) Holdings has been advised by MSCP III L.P., MSCP III 892 and MSCI L.P. that MSCP III Inc. is the general partner of the general partner of each of MSCP III L.P., MSCP III 892 and MSCI L.P., which were the sole equity owners of Holdings and as general partner controls all activities of MSCP III L.P., MSCP III 892 and MSCI L.P. (including, without limitation, their major operating and financial policies) and (y) MSCP III Inc. was the sole equity owner of Media, and (v) the financial statements of Media are not material to the combined financial statements. Subsequent to December 31, 1997, the following legal entity structure changes were enacted: (a) Holdings formed two wholly-owned subsidiaries, Renaissance Media (Louisiana) LLC ("Louisiana") and Renaissance Media (Tennessee) LLC ("Tennessee"), on January 7, 1998; (b) Louisiana and Tennessee acquired a 76% interest and 24% interest in Media, respectively, from MSCP III Inc. on February 13, 1998 at the same nominal amount through an acquisition of entities under common control accounted for as if it were a pooling of interests, as a result of which Media became a subsidiary of Holdings; (c) Holdings formed two wholly-owned subsidiaries, Renaissance Media Group LLC ("Group") and Renaissance Media Capital Corporation, on March 13, 1998 and March 12, 1998, respectively; and (d) Holdings contributed its membership interests in Louisiana and Tennessee to Group on March 20, 1998.

   Significant intercompany transactions and accounts have been eliminated.

2. Summary of Significant Accounting Policies

 Use of Estimates

   The presentation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

 Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Deferred Acquisition and Financing Costs

   Deferred acquisition and financing costs at December 31, 1997 consist primarily of legal fees associated with the acquisition of certain assets of TWI Cable Inc. ("TWI Cable") and financing costs relating to the

           RENAISSANCE MEDIA HOLDINGS LLC AND RENAISSANCE MEDIA LLC

                               December 31, 1997
contemplated financing (see note 4). Subsequent to the closing of the acquisition, these costs will be amortized over periods ranging from 8 to 15 years.

3. Time Warner Asset Purchase Agreement

   On November 14, 1997, Holdings entered into an Asset Purchase Agreement (the "Time Warner Asset Purchase Agreement") with TWI Cable whereby Holdings agreed to purchase from TWI Cable the assets of certain cable television systems in Louisiana, Tennessee and Mississippi (the "Acquisition"). This transaction closed on April 9, 1998 and was accounted for using the purchase method. The purchase price for the assets acquired was $309.5 million, $300 million of which was paid in cash and $9.5 million of which was paid by the issuance of an equity interest (9,500 units) in Holdings to TWI Cable at the closing. The 9,500 units issued to TWI Cable as equity represent an 8.8% interest in Holdings, determined by dividing the TWI Cable interest of 9,500 units by the total units outstanding of Holdings of 108,500. TWI Cable's interest in Holdings is as a minority member with one Board representative, and TWI Cable has economic interests in Holdings equal to its ownership percentage on the same basis as all other members of Holdings. Holdings was formed to consummate the Acquisition and had no assets prior to this transaction. In accordance with the Limited Liability Company Agreement of Holdings, TWI Cable is not required to make any future equity contribution to Holdings and its ability to sell or otherwise dispose of its interests in Holdings is limited. In accordance with the Time Warner Asset Purchase Agreement, Holdings made a deposit payment of $15 million on December 5, 1997 which was held by an escrow agent until the closing date. (See Note 9.)

4. Capitalization and Debt Financing

   In accordance with a commitment letter dated November 14, 1997, Morgan Stanley Senior Funding, Inc. has committed to provide up to $200 million of acquisition debt financing to Media ("Acquisition Debt"), including $25 million available to Media, if necessary, to fund capital expansion and upgrade programs as well as for general working capital requirements. (See
Note 9.)

5. Interest Rate Cap Agreement

   On December 5, 1997, Media purchased an interest rate cap agreement from Morgan Stanley Capital Services Inc. At December 31, 1997, the interest rate cap agreement effectively fixed or set a maximum interest rate of 7.25% on bank debt borrowings up to $100 million. The interest rate cap agreement expires on December 5, 1999. The cost of this agreement has been recorded as deferred financing costs and is being amortized to interest expense ratably over the life of the agreement.

6. Due to Management Investors

   Subsequent to the formation of the Company and the execution of the Time Warner Asset Purchase Agreement, the Management Investors advanced $1 million to Holdings. At the closing of the Time Warner Asset Purchase Agreement, (see
Note 9), this advance will be contributed by the Management Investors to Holdings as equity.

7. Commitments

   Media entered into a lease agreement on January 5, 1998 for corporate office headquarters. The lease agreement expires on January 4, 1999. Annual rental expense for 1998 under the agreement will be $90,000.

           RENAISSANCE MEDIA HOLDINGS LLC AND RENAISSANCE MEDIA LLC

                               December 31, 1997
8. Income Taxes

   Holdings and Media are limited liability companies and are not subject to Federal or State Income Tax. Any income earned by these entities will be taxed to their respective members.

9. Subsequent Events (Unaudited)

   On April 9, 1998, the Acquisition described in Note 3 was completed. At that time Holdings assigned its rights and obligations under the Time Warner Asset Purchase Agreement to Media.

   The capitalization of Holdings was modified with respect to the financing aspects of the transaction such that the Acquisition Debt described in Note 4 was reduced to $150 million of which $110 million was drawn and $40 million is available under a revolving credit facility. In addition, Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance (Tennessee) LLC and Renaissance Media Capital Corporation (collectively, the "Obligors") issued $163 million principal amount of senior discount notes due 2008 (the "Notes") and received net cash proceeds of approximately $100 million. The Notes will fully accrete to face value on April 15, 2003, and after such date will bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year commencing October 15, 2003. The Notes are redeemable at the option of the Obligors at any time on or after April 15, 2003 at 105.0% of the principal amount thereof at maturity until April 15, 2004 and declining in accordance with a schedule to 100.0% of the principal amount thereof at maturity in 2006 and thereafter. The payment of the Notes will be guaranteed by Renaissance Media Group LLC and will be effectively subordinated to all liabilities of Renaissance Media Group LLC's subsidiaries. The indenture for the Notes contains certain restrictive covenants. Additional equity contributions of $93.5 million, were made by MSCP III, L.P., MSCP III 892, MSCI L.P., TWI Cable and the Management Investors on April 9, 1998 to the Company.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
TWI Cable, Inc.

   We have audited the accompanying combined balance sheet of the Picayune MS, Lafourche LA, St. Tammany LA, St. Landry LA, Pointe Coupee LA, and Jackson TN cable television systems, (collectively, the "Combined Systems") included in TWI Cable, Inc. ("TWI Cable"), as of April 8, 1998, and the related combined statements of operations, changes in net assets and cash flows for the period from January 1, 1998 through April 8, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14 (a). These combined financial statements and schedule are the responsibility of the Combined Systems' management. Our responsibility is to express an opinion on these combined financial statements and schedule based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Systems, included in TWI Cable, at April 8, 1998, and the combined results of their operations and their cash flows for the period from January 1, 1998 through April 8, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

New York, New York
February 22, 1999

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (Included in TWI Cable Inc.)

                             COMBINED BALANCE SHEET
                                 (In Thousands)

                                     ASSETS

                                                                       April 8,
                                                                         1998
                                                                       --------
Cash and cash equivalents............................................. $      7
Receivables, less allowance of $116...................................      576
Prepaid expenses and other assets.....................................      438
Property, plant and equipment, net....................................   35,992
Cable television franchises, net......................................  195,907
Goodwill and other intangibles, net...................................   50,023
                                                                       --------
  Total assets........................................................ $282,943
                                                                       ========

                           LIABILITIES AND NET ASSETS

Accounts payable...................................................... $     63
Accrued programming expenses..........................................      978
Accrued franchise fees................................................      616
Subscriber advance payments and deposits..............................      593
Deferred income taxes.................................................   61,792
Other liabilities.....................................................      747
                                                                       --------
  Total liabilities...................................................   64,789
  Total net assets....................................................  218,154
                                                                       --------
  Total liabilities and net assets.................................... $282,943
                                                                       ========


            See accompanying notes to combined financial statements.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (Included in TWI Cable Inc.)

                        COMBINED STATEMENT OF OPERATIONS
                                 (In Thousands)

                                                             For the period from
                                                               January 1, 1998
                                                                   through
                                                                  April 8,
                                                                    1998
                                                             -------------------
Revenues....................................................       $15,221
Costs and Expenses:
Operating and programming...................................         3,603
Selling, general and administrative.........................         4,134
Depreciation and amortization...............................         5,031
(Gain) on disposal of fixed assets..........................           (96)
                                                                   -------
  Total costs and expenses..................................        12,672
                                                                   -------
Operating income............................................         2,549
Provision for income taxes..................................         1,191
                                                                   -------
Net income..................................................       $ 1,358
                                                                   =======


            See accompanying notes to combined financial statements.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (Included in TWI Cable Inc.)

                  COMBINED STATEMENT OF CHANGES IN NET ASSETS
                                 (In Thousands)

Balance at December 31, 1997.......................................... $224,546
  Repayment of advances from Parent...................................  (17,408)
  Advances from Parent................................................    9,658
  Net income..........................................................    1,358
                                                                       --------
Balance at April 8, 1998.............................................. $218,154
                                                                       ========



            See accompanying notes to combined financial statements.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (Included in TWI Cable Inc.)

                        COMBINED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                     For the
                                                                   period from
                                                                 January 1, 1998
                                                                     through
                                                                  April 8, 1998
                                                                 ---------------
Operating Activities:
Net income......................................................     $ 1,358
Adjustments for noncash and nonoperating items:
  Income tax expense............................................       1,191
  Depreciation and amortization.................................       5,031
  (Gain) on disposal of fixed assets............................         (96)
  Changes in operating assets and liabilities:
    Receivables, prepaids and other assets......................         289
    Accounts payable, accrued expenses and other liabilities....        (770)
    Other balance sheet changes.................................          (4)
                                                                     -------
Net cash provided by operations.................................       6,999
                                                                     -------
Investing Activities:
Capital expenditures............................................        (613)
                                                                     -------
Net cash used in investing activities...........................        (613)
                                                                     -------
Financing Activities:
Net repayment of advances from Parent...........................      (7,750)
                                                                     -------
Net cash (used in) financing activities.........................      (7,750)
Increase in Cash and Cash Equivalents...........................      (1,364)
Cash and Cash Equivalents at Beginning of Period................       1,371
                                                                     -------
Cash and Cash Equivalents at End of Period......................     $     7
                                                                     =======


            See accompanying notes to combined financial statements.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                         (Included in TWI Cable Inc.)

                    NOTES TO COMBINED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

 Description of Business

   The cable television systems operating in the metropolitan areas of Picayune, Mississippi; Lafourche, Louisiana; St. Tammany, Louisiana; St. Landry, Louisiana; Pointe Coupee, Louisiana; and Jackson, Tennessee (the "Combined Systems") are principally engaged in the cable television business under non-exclusive franchise agreements, which expire at various times beginning in 1999. The Combined Systems' operations consist primarily of selling video programming which is distributed to subscribers for a monthly fee through a network of coaxial and fiber-optic cables.

   Prior to January 4, 1996, the Combined Systems were included in certain subsidiaries of Cablevision Industries Corporation ("CVI"). On January 4, 1996, CVI merged into a wholly owned subsidiary of Time Warner Inc. (the "CVI Merger"). On October 1, 1996, Time Warner Inc. ("Time Warner") completed a reorganization amongst certain of its wholly owned cable television subsidiaries whereby CVI was renamed TWI Cable Inc. ("TWI Cable").

 Basis of Presentation

   TWI Cable has sold the Combined Systems to Renaissance Media Holdings LLC ("Renaissance") pursuant to an Asset Purchase Agreement with Renaissance, dated November 14, 1997 (see Note 8). Accordingly, the accompanying combined financial statements of the Combined Systems reflect the "carved out" historical financial position, results of operations, cash flows and changes in net assets of the operations of the Combined Systems as if they had been operating as a separate company. Effective as of January 1, 1996, the Combined Systems' financial statements reflect the new basis of accounting arising from Time Warner's merger with CVI. Based on Time Warner's allocation of the purchase price, the assets and liabilities of the Combined Systems were revalued resulting in goodwill allocated to the Combined Systems of approximately $52,971,000, which is being amortized over its estimated life of 40 years. In addition, approximately $220,981,000 was allocated to cable television franchises and other intangible assets, which is being amortized over periods up to 20 years.

   The combined statements have been adjusted to include the allocation of certain corporate expenses incurred by Time Warner Cable and/or TWI Cable on the Combined Systems' behalf, based upon the number of Combined System subscribers managed by Time Warner Cable and the ratio of Combined System subscribers to total TWI Cable subscribers, respectively. These allocations reflect all costs of doing business that the Combined Systems would have incurred on a stand alone basis as disclosed in Note 3. Management believes that these allocations are reasonable.

 Basis of Combination

   The combined financial statements include the assets, liabilities, revenues, expenses, income, loss and cash flows of the Combined Systems, as if the Combined Systems were a single company. Significant intercompany accounts and transactions between the Combined Systems have been eliminated. Significant accounts and transactions with Time Warner and its affiliates are disclosed as related party transactions (see Note 3).

 Use of Estimates

   The preparation of combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and footnotes thereto. Actual results could differ from those estimates.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISON SYSTEMS
                         (Included in TWI Cable Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


 Concentration of Credit Risk

   A significant portion of the customer base is concentrated within the local geographical area of each of the individual cable television systems. The Combined Systems generally extend credit to customers and the ultimate collection of accounts receivable could be affected by the local economy. Management performs continuous credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. Management does not believe that there is any significant credit risk which could have a material effect on the financial condition of the Combined Systems.

 Revenue and Costs

   Subscriber fees are recorded as revenue in the period the related services are provided and advertising revenues are recognized in the period the related advertisements are exhibited. Rights to exhibit programming are purchased from various cable networks. The costs of such rights are generally expensed as the related services are made available to subscribers.

 Franchise Fees

   Local governmental authorities impose franchise fees on the cable television systems owned by the Combined Systems ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Combined Systems' customers and such fees are not included as revenue or as a franchise fee expense.

 Advertising Costs

   Advertising costs are expensed upon the first exhibition of the related advertisements. Advertising expense amounted to $105,000 for the period from January 1, 1998 through April 8, 1998.

 Statement of Cash Flows

   The Combined Systems participate in a cash management system with affiliates whereby cash receipts are transferred to a centralized bank account from which centralized payments to various suppliers and creditors are made on behalf of the Combined Systems. The excess of such cash receipts over payments is included in net assets. Amounts shown as cash represent the Combined Systems' net cash receipts not transferred to the centralized account as of December 31, 1996 and 1997. The average net intercompany payable balances was $166,522,000 for the period from January 1, 1998 through April 8, 1998.

   For purposes of this statement, cash and cash equivalents includes all highly liquid investments purchased with original maturities of three months or less.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISON SYSTEMS
                         (Included in TWI Cable Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


 Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided on the straight-line method over estimated useful lives as follows:

      Buildings and improvements..................................... 5-20 years
      Cable television equipment..................................... 5-15 years
      Furniture, fixtures and other equipment........................ 3-10 years

     Property, plant and equipment consist of:

                                                                  April 8, 1998
                                                                  --------------
                                                                  (in thousands)
      Land and buildings........................................     $  2,255
      Cable television equipment................................       40,276
      Furniture, fixtures and other equipment...................        2,308
      Construction in progress..................................        1,183
                                                                     --------
                                                                       46,022
      Less accumulated depreciation.............................      (10,030)
                                                                     --------
        Total...................................................     $ 35,992
                                                                     ========

 Intangible Assets

   The Combined Systems amortized goodwill over periods up to 40 years and cable television franchises over periods up to 20 years, both using the straight-line method. For the period from January 1, 1998 through April 8, 1998 amortization of goodwill amounted to $360,000 and amortization of cable television franchises amounted to $3,008,000. Accumulated amortization of intangible assets amounted to $28,114,000 at April 8, 1998.

 Impairment

   Management separately reviews the carrying value of acquired long-lived assets for each acquired entity on a quarterly basis to determine whether an impairment may exist. Management considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of long-lived assets can be recovered. Upon a determination that the carrying value of long-lived assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such long-lived assets would be considered impaired and would be reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as a deficiency in estimated discounted future cash flows of the acquired business to recover the carrying value related to the long-lived assets.

 Income Taxes

   Income taxes have been provided using the liability method prescribed by FASB Statement No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statements and income tax purposes, as determined under enacted tax laws and rates.


2. Employee Benefit Plans

   Following the CVI Merger, the Combined Systems began participation in the Time Warner Cable Pension Plan (the "Pension Plan"), a non-contributory defined benefit pension plan, and the Time Warner Cable

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISON SYSTEMS
                         (Included in TWI Cable Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

Employee Savings Plan (the "Savings Plan") which are administered by a committee appointed by the Board of Representatives of Time Warner Entertainment Company, L.P. ("TWE"), an affiliate of Time Warner, and which cover substantially all employees.

   Benefits under the Pension Plan are determined based on formulas which reflect an employee's years of service and compensation levels during the employment period. Pension expense for the period from January 1, 1998 through April 8, 1998 totaled $61,000.

   The Combined Systems' contributions to the Savings Plan are limited to 6.67% of an employee's eligible compensation during the plan year. The Board of Representatives of TWE has the right in any year to set the maximum amount of the Combined Systems' contribution. Defined contribution plan expense for the period from January 1, 1998 through April 8, 1998 totaled $38,000.

   The Combined Systems have no material obligations for other post retirement benefits.

3. Related Parties

   In the normal course of conducting business, the Combined Systems had various transactions with Time Warner and its affiliates, generally on terms resulting from a negotiation between the affected units that in management's view resulted in reasonable allocations.

 Programming

   Included in the Combined Systems' operating expenses are charges for programming and promotional services provided by Home Box Office, Turner Broadcasting System, Inc. and other affiliates of Time Warner. These charges are based on customary rates and are in the ordinary course of business. These charges totaled $1,164,000 for the period from January 1, 1998 through April 8, 1998. Accrued related party expenses for these programming and promotional services included in accrued programming expenses approximated $409,000 for the period from January 1, 1998 through April 8, 1998.

 Management Fees

   TWI Cable entered into a management service arrangement with Time Warner Cable ("TWC"), pursuant to which TWC is responsible for the management and operation of TWI Cable, which includes the Combined Systems. The management fees paid to TWC by TWI Cable are based on an allocation of the corporate expenses of TWC's cable division in proportion to the respective number of subscribers of all cable systems managed by TWC's cable division. The allocation of the TWI Cable management fee to the Combined Systems approximated $486,000 for the period from January 1, 1998 through April 8, 1998.

   Other divisional expenses allocated to the Combined Systems approximated $299,000 for the period from January 1, 1998 through April 8, 1998.

4. Interest Expense

   Prior to the CVI Merger, the Jackson, Tennessee system was included in Cablevision Industries Limited Partnership and Combined Entities ("CILP"). The Jackson system was charged interest expense in connection with CILP's (a) senior and subordinated bank credit agreements; and (b) senior unsecured subordinated Series A

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                         (Included in TWI Cable Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

and Series B notes payable to CVI. The remaining five systems comprising the Combined Systems were included in Cablevision Industries of the Southeast, Inc. and Combined Entities ("CIOS"). These systems were charged interest expense in connection with CIOS's (a) bank revolving credit agreement; and (b) junior and senior subordinated debt to CVI.

5. Income Taxes

   Effective January 4, 1996, the Combined Systems are included in the consolidated federal income tax return of Time Warner. Prior to January 4, 1996, the Combined Systems were included in the consolidated federal income tax return of CVI. The provision for income taxes has been calculated on a separate company basis. The components of the provision for income taxes are as follows:

                                                                     For the
                                                                   period from
                                                                 January 1, 1998
                                                                     through
                                                                  April 8, 1998
                                                                 ---------------
                                                                 (in thousands)
      Federal:
        Current................................................      $   --
        Deferred...............................................         962
      State:
        Current................................................          --
        Deferred...............................................         229
                                                                     ------
          Net provision for income taxes.......................      $1,191
                                                                     ======

   The Combined Systems did not, and will not, have a tax sharing agreement with either Time Warner, TWI Cable or CVI. Therefore, the Combined Systems have not and will not be compensated for the utilization of the Combined Systems' tax losses, by Time Warner, TWI Cable or CVI. In addition, the Combined Systems have not and will not be required to make payments to either Time Warner or TWI Cable for the current tax provision of the Combined Systems.

   The differences between the income tax provision expected at the U.S. federal statutory income tax rate and the total income tax provision are due to nondeductible goodwill amortization and state taxes.

   Significant components of the Combined Systems' deferred tax assets and liabilities, as calculated on a separate company basis, are as follows:

                                                                  April 8, 1998
                                                                  --------------
                                                                  (in thousands)
      Deferred tax liabilities:
        Amortization............................................     $57,817
        Depreciation............................................       4,181
                                                                     -------
          Total gross deferred tax liabilities..................      61,998
                                                                     -------
      Deferred tax assets:
        Tax loss carryforwards..................................         160
        Allowance for doubtful accounts.........................          46
                                                                     -------
          Total deferred tax assets.............................         206
                                                                     -------
          Net deferred tax liability............................     $61,792
                                                                     =======

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                         (Included in TWI Cable Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

   On a separate company basis, the Combined Systems have tax loss carryforwards of approximately $400,000 at April 8, 1998. However, if the Combined Systems are acquired in an asset purchase, the tax loss carryforwards, and net deferred tax liabilities relating to temporary differences will not carry over to Renaissance (see Note 8).

6. Commitments and Contingencies

   The Combined Systems had rental expense of approximately $244,000 for the period from January 1, 1998 through April 8, 1998 under various lease and rental agreements for offices, utility poles, warehouses and computer equipment. Future minimum annual rental payments under noncancellable leases will approximate $1,000,000 annually over the next five years.

   In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996, TWC has agreed with the Federal Communications Commission ("FCC") to invest in certain upgrades to its cable infrastructure (consisting primarily of materials and labor in connection with the plant upgrades up to 750 MHz) over the next three years (approximately $25 million at December 31, 1997). This agreement with the FCC, which extends to the Combined Systems, will be assumed by Renaissance as it relates to the Combined Systems in accordance with the Asset Purchase Agreement.

7. Other Liabilities

   Other liabilities consist of:

                                                                  April 8, 1998
                                                                  --------------
                                                                  (in thousands)
      Compensation..............................................       $279
      Data Processing Costs.....................................        161
      Sales and other taxes.....................................        146
      Copyright Fees............................................         35
      Pole Rent.................................................         93
      Other.....................................................         33
                                                                       ----
          Total.................................................       $747
                                                                       ====

8. Subsequent Event

   The sale of the Combined Systems, in connection with the Asset Purchase Agreement with Renaissance, closed on April 9, 1998 at the purchase price of $309,500,000.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
TWI Cable Inc.

   We have audited the accompanying combined balance sheets of the Picayune MS, Lafourche LA, St. Tammany LA, St. Landry LA, Pointe Coupee LA, and Jackson TN cable television systems, (collectively, the "Combined Systems") included in TWI Cable, Inc. ("TWI Cable"), as of December 31, 1996 and 1997, the related combined statements of operations, changes in net assets and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). In addition, we have audited the combined statement of operations and cash flows for the year ended December 31, 1995 of the Predecessor Combined Systems. These combined financial statements and schedule are the responsibility of the Combined Systems' or the Predecessor's management. Our responsibility is to express an opinion on these combined financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Combined Systems, included in TWI Cable or the Predecessor, at December 31, 1996 and 1997, and the combined results of their operations and their cash flows for the years ended December 31, 1995, 1996 and 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set for the therein.

                                          Ernst & Young LLP

New York, New York
March 16, 1998

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (Included in TWI Cable Inc.)

                            COMBINED BALANCE SHEETS
                                 (In Thousands)

                                                                December 31,
                                                              -----------------
                                                                1996     1997
                                                              -------- --------
                                     ASSETS
Cash and cash equivalents.................................... $    570 $  1,371
Receivables, less allowance of $71 and $116 for the years
 ended
 December 31, 1996 and 1997, respectively....................      794    1,120
Prepaid expenses and other assets............................       45      183
Property, plant and equipment, net...........................   36,966   36,944
Cable television franchises, net.............................  209,952  198,913
Goodwill and other intangibles, net..........................   51,722   50,383
                                                              -------- --------
    Total assets............................................. $300,049 $288,914
                                                              ======== ========

                           LIABILITIES AND NET ASSETS
Accounts payable............................................. $  1,640 $    652
Accrued programming expenses.................................      847      904
Accrued franchise fees.......................................      736      835
Subscriber advance payments and deposits.....................       66      407
Deferred income taxes........................................   58,340   60,601
Other liabilities............................................      945      969
                                                              -------- --------
    Total liabilities........................................   62,574   64,368
    Total net assets.........................................  237,475  224,546
                                                              -------- --------
    Total liabilities and net assets......................... $300,049 $288,914
                                                              ======== ========


            See accompanying notes to combined financial statements.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS

                       COMBINED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                                                                    Year ended December 31,
                                                                                                 ------------------------------
                                                                                                     1995       1996     1997
                                                                                                 ------------- -------  -------
                                                                                                                (Included in
                                                                                                 (Predecessor) TWI Cable Inc.)
                                                                                                 ------------- ----------------
Revenues........................................................................................    $43,549    $47,327  $50,987
Costs and Expenses:
Operating and programming.......................................................................     13,010     12,413   12,101
Selling, general and administrative.............................................................      9,977     12,946   13,823
Depreciation and amortization...................................................................     17,610     18,360   18,697
(Gain) loss on disposal of fixed assets.........................................................        --        (244)     620
                                                                                                    -------    -------  -------
  Total costs and expenses......................................................................     40,597     43,475   45,241
                                                                                                    -------    -------  -------
Operating income................................................................................      2,952      3,852    5,746
Interest expense................................................................................     11,871        --       --
                                                                                                    -------    -------  -------
(Loss) income before income tax (benefit) expense...............................................     (8,919)     3,852    5,746
Income tax (benefit) expense....................................................................     (3,567)     1,502    2,262
                                                                                                    -------    -------  -------
Net (loss) income...............................................................................    $(5,352)   $ 2,350  $ 3,484
                                                                                                    =======    =======  =======


            See accompanying notes to combined financial statements.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (Included in TWI Cable Inc.)

                  COMBINED STATEMENTS OF CHANGES IN NET ASSETS
                                 (In Thousands)

Contribution by Parent................................................ $250,039
  Repayment of advances from Parent...................................  (47,895)
  Advances from Parent................................................   32,981
  Net income..........................................................    2,350
                                                                       --------
Balance at December 31, 1996..........................................  237,475
  Repayment of advances from Parent...................................  (50,661)
  Advances from Parent................................................   34,248
  Net income..........................................................    3,484
                                                                       --------
Balance at December 31, 1997.......................................... $224,546
                                                                       ========



            See accompanying notes to combined financial statements.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                  Year ended December 31,
                                              ---------------------------------
                                                  1995        1996       1997
                                              ------------- ---------  --------
                                                               (Included in
                                              (Predecessor)   TWI Cable Inc.)
                                              ------------- -------------------
Operating Activities:
Net (loss) income...........................     $(5,352)   $   2,350  $  3,484
  Adjustments for noncash and nonoperating
   items:
  Income tax (benefit) expense..............      (3,567)       1,502     2,262
  Depreciation and amortization.............      17,610       18,360    18,697
  (Gain) loss on disposal of fixed assets...         --          (244)      620
  Changes in operating assets and
   liabilities:
    Receivables, prepaids and other assets..        (196)         944      (464)
    Accounts payable, accrued expenses and
     other liabilities......................        (972)         176      (466)
    Other balance sheet changes.............         --           --       (529)
                                                 -------    ---------  --------
Net cash provided by operations.............       7,523       23,088    23,604
Investing Activities:
Purchase of Predecessor cable systems, net
 of cash acquired...........................         --      (249,473)      --
Capital expenditures........................      (7,376)      (8,170)   (6,390)
                                                 -------    ---------  --------
Net cash used in investing activities.......      (7,376)    (257,643)   (6,390)
Financing Activities:
Advance from Parent for purchase of
 Predecessor................................         --       250,039       --
Net repayment of advances from Parent.......         --       (14,914)  (16,413)
                                                 -------    ---------  --------
Net cash provided by (used in) financing
 activities.................................         --       235,125   (16,413)
Increase in Cash and Cash Equivalents.......         147          570       801
Cash and Cash Equivalents at Beginning of
 Period.....................................         419            0       570
                                                 -------    ---------  --------
Cash and Cash Equivalents at End of Period..     $   566    $     570  $  1,371
                                                 =======    =========  ========


            See accompanying notes to combined financial statements.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                         (Included in TWI Cable Inc.)

                    NOTES TO COMBINED FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies

 Description of Business

   The cable television systems operating in the metropolitan areas of Picayune, Mississippi; Lafourche, Louisiana; St. Tammany, Louisiana; St. Landry, Louisiana; Pointe Coupee, Louisiana; and Jackson, Tennessee (the "Combined Systems") are principally engaged in the cable television business under non-exclusive franchise agreements, which expire at various times beginning in 1999. The Combined Systems' operations consist primarily of selling video programming which is distributed to subscribers for a monthly fee through a network of coaxial and fiber-optic cables.

   Prior to January 4, 1996, the Combined Systems were included in certain subsidiaries of Cablevision Industries Corporation ("CVI"). On January 4, 1996, CVI merged into a wholly owned subsidiary of Time Warner Inc. (the "CVI Merger"). On October 1, 1996, Time Warner Inc. ("Time Warner") completed a reorganization amongst certain of its wholly owned cable television subsidiaries whereby CVI was renamed TWI Cable Inc. ("TWI Cable").

 Basis of Presentation

   TWI Cable has committed to sell the Combined Systems to Renaissance Media Holdings LLC ("Renaissance") pursuant to an Asset Purchase Agreement with Renaissance, dated November 14, 1997. Accordingly, the accompanying combined financial statements of the Combined Systems reflect the "carved out" historical financial position, results of operations, cash flows and changes in net assets of the operations of the Combined Systems as if they had been operating as a separate company. Effective as of January 1, 1996, the Combined Systems' financial statements reflect the new basis of accounting arising from Time Warner's merger with CVI. Based on Time Warner's allocation of the purchase price, the assets and liabilities of the Combined Systems were revalued resulting in goodwill allocated to the Combined Systems of approximately $52,971,000, which is being amortized over its estimated life of 40 years. In addition, approximately $220,981,000 was allocated to cable television franchises and other intangible assets, which is being amortized over periods up to 20 years. The Combined Systems' financial statements through December 31, 1995 reflect the historical cost of their assets and liabilities and results of their operations.

   The combined statements have been adjusted to include the allocation of certain corporate expenses incurred by Time Warner Cable and/or TWI Cable on the Combined Systems' behalf, based upon the number of Combined System subscribers managed by Time Warner Cable and the ratio of Combined System subscribers to total TWI Cable subscribers, respectively. These allocations reflect all costs of doing business that the Combined Systems would have incurred on a stand alone basis as disclosed in Note 3. Management believes that these allocations are reasonable.

 Basis of Combination

   The combined financial statements include the assets, liabilities, revenues, expenses, income, loss and cash flows of the Combined Systems, as if the Combined Systems were a single company. Significant intercompany accounts and transactions between the Combined Systems have been eliminated. Significant accounts and transactions with Time Warner and its affiliates are disclosed as related party transactions (see Note 3).

 Use of Estimates

   The preparation of combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and footnotes thereto. Actual results could differ from those estimates.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                         (Included in TWI Cable Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


 Concentration of Credit Risk

   A significant portion of the customer base is concentrated within the local geographical area of each of the individual cable television systems. The Combined Systems generally extend credit to customers and the ultimate collection of accounts receivable could be affected by the local economy. Management performs continuous credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. Management does not believe that there is any significant credit risk which could have a material effect on the financial condition of the Combined Systems.

 Revenue and Costs

   Subscriber fees are recorded as revenue in the period the related services are provided and advertising revenues are recognized in the period the related advertisements are exhibited. Rights to exhibit programming are purchased from various cable networks. The costs of such rights are generally expensed as the related services are made available to subscribers.

 Franchise Fees

   Local governmental authorities impose franchise fees on the cable television systems owned by the Combined Systems ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Combined Systems' customers. Prior to January 1997, franchise fees were not separately itemized on customers' bills. Such fees were considered part of the monthly charge for basic services and equipment, and therefore were reported as revenue and expense in the Combined Systems' financial results. Management began the process of itemizing such fees on all customers' bills beginning in January 1997. In conjunction with itemizing these charges, the Combined Systems began separately collecting the franchise fee on all revenues subject to franchise fees. As a result, such fees are no longer included as revenue or as franchise fee expense. The net effect of this change is a reduction in 1997 revenue and franchise fee expense of approximately $1,500,000 versus the comparable period in 1996.

 Advertising Costs

   Advertising costs are expensed upon the first exhibition of the related advertisements. Advertising expense amounted to $308,000, $632,000 and $510,000 for the years ended 1995, 1996 and 1997, respectively.

 Statement of Cash Flows

   The Combined Systems participate in a cash management system with affiliates whereby cash receipts are transferred to a centralized bank account from which centralized payments to various suppliers and creditors are made on behalf of the Combined Systems. The excess of such cash receipts over payments is included in net assets. Amounts shown as cash represent the Combined Systems' net cash receipts not transferred to the centralized account as of December 31, 1996 and 1997. The average net intercompany payable balances were $173,348,000 and $170,438,000 for the years ended December 31, 1996 and 1997, respectively.

   For purposes of this statement, cash and cash equivalents includes all highly liquid investments purchased with original maturities of three months or less.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                         (Included in TWI Cable Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


 Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided on the straight-line method over estimated useful lives as follows:

      Buildings and improvements..................................... 5-20 years
      Cable television equipment..................................... 5-15 years
      Furniture, fixtures and other equipment........................ 3-10 years

   Property, plant and equipment consist of:

                                                                December 31,
                                                               ----------------
                                                                1996     1997
                                                               -------  -------
      Land and buildings.....................................  $ 2,003  $ 2,265
      Cable television equipment.............................   32,324   39,589
      Furniture, fixtures and other equipment................    1,455    2,341
      Construction in progress...............................    5,657    1,028
                                                               -------  -------
                                                                41,439   45,223
      Less accumulated depreciation..........................   (4,473)  (8,279)
                                                               -------  -------
        Total................................................  $36,966  $36,944
                                                               =======  =======

 Intangible Assets

   During 1996 and 1997, the Combined Systems amortized goodwill over periods up to 40 years and cable television franchises over periods up to 20 years, both using the straight-line method. Prior to the CVI Merger, goodwill and cable television franchises were amortized over 15 years using the straight-line method. For the years ended 1995, 1996, and 1997, amortization of goodwill amounted to $8,199,000, $1,325,000, and $1,325,000, respectively, and amortization of cable television franchises amounted to $1,284,000, $11,048,000, and $11,048,000, respectively. Accumulated amortization of intangible assets at December 31, 1996 and 1997 amounted to $12,373,000 and $24,746,000, respectively.

 Impairment

   Management separately reviews the carrying value of acquired long-lived assets for each acquired entity on a quarterly basis to determine whether an impairment may exist. Management considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of long-lived assets can be recovered. Upon a determination that the carrying value of long-lived assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such long-lived assets would be considered impaired and would be reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as a deficiency in estimated discounted future cash flows of the acquired business to recover the carrying value related to the long-lived assets.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                         (Included in TWI Cable Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

 Income Taxes

   Income taxes have been provided using the liability method prescribed by FASB Statement No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statements and income tax purposes, as determined under enacted tax laws and rates.

2. Employee Benefit Plans

   Following the CVI Merger, the Combined Systems began participation in the Time Warner Cable Pension Plan (the "Pension Plan"), a non-contributory defined benefit pension plan, and the Time Warner Cable Employee Savings Plan (the "Savings Plan") which are administered by a committee appointed by the Board of Representatives of Time Warner Entertainment Company, L.P. ("TWE"), an affiliate of Time Warner, and which cover substantially all employees.

   Benefits under the Pension Plan are determined based on formulas which reflect an employee's years of service and compensation levels during the employment period. Pension expense for the years ended December 31, 1996 and 1997 totaled $184,000 and $192,000, respectively.

   The Combined Systems' contributions to the Savings Plan are limited to 6.67% of an employee's eligible compensation during the plan year. The Board of Representatives of TWE has the right in any year to set the maximum amount of the Combined Systems' contribution. Defined contribution plan expense for the years ended December 31, 1996 and 1997 totaled $107,000 and $117,000, respectively.

   Prior to the CVI Merger, substantially all employees were eligible to participate in a profit sharing plan or a defined contribution plan. The profit sharing plan provided that the Combined Systems may contribute, at the discretion of their board of directors, an amount up to 15% of compensation for all eligible participants out of its accumulated earnings and profits, as defined. Profit sharing expense amounted to approximately $31,000 for the year ended December 31, 1995.

   The defined contribution plan contained a qualified cash or deferred arrangement pursuant to Internal Revenue Code Section 401(k). This plan provided that eligible employees may contribute from 2% to 10% of their compensation to the plan. The Combined Systems matched contributions of up to 4% of the employees' compensation. The expense for this plan amounted to approximately $96,000 for the year ended December 31, 1995.

   The Combined Systems have no material obligations for other post retirement benefits.

3. Related Parties

   In the normal course of conducting business, the Combined Systems had various transactions with Time Warner and its affiliates, generally on terms resulting from a negotiation between the affected units that in management's view resulted in reasonable allocations.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                         (Included in TWI Cable Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


 Programming

   Included in the Combined Systems' 1996 and 1997 operating expenses are charges for programming and promotional services provided by Home Box Office, Turner Broadcasting System, Inc. and other affiliates of Time Warner. These charges are based on customary rates and are in the ordinary course of business. For the year ended December 31, 1996 and 1997, these charges totaled $3,260,000 and $3,458,000, respectively. Accrued related party expenses for these programming and promotional services included in accrued programming expenses approximated $327,000 and $291,000 for the years ended December 31, 1996 and 1997, respectively. There were no such programming and promotional service related party transactions in 1995.

 Management Fees

   TWI Cable entered into a management service arrangement with Time Warner Cable ("TWC"), pursuant to which TWC is responsible for the management and operation of TWI Cable, which includes the Combined Systems. The management fees paid to TWC by TWI Cable are based on an allocation of the corporate expenses of TWC's cable division in proportion to the respective number of subscribers of all cable systems managed by TWC's cable division. The allocation of the TWI Cable management fee to the Combined Systems approximated $1,432,000 and $1,715,000 for the years ended December 31, 1996 and 1997, respectively.

   Other divisional expenses allocated to the Combined Systems approximated $1,301,000 and $1,067,000 for the years ended December 31, 1996 and 1997, respectively.

4. Interest Expense

   Prior to the CVI Merger, the Jackson, Tennessee system was included in Cablevision Industries Limited Partnership and Combined Entities ("CILP"). The Jackson system was charged interest expense in connection with CILP's (a) senior and subordinated bank credit agreements; and (b) senior unsecured subordinated Series A and Series B notes payable to CVI. The remaining five systems comprising the Combined Systems were included in Cablevision Industries of the Southeast, Inc. and Combined Entities ("CIOS"). These systems were charged interest expense in connection with CIOS's (a) bank revolving credit agreement; and (b) junior and senior subordinated debt to CVI.

5. Income Taxes

   Effective January 4, 1996, the Combined Systems are included in the consolidated federal income tax return of Time Warner. Prior to January 4, 1996, the Combined Systems were included in the consolidated federal income tax return of CVI. The provision (benefit) for income taxes has been calculated on a separate company basis. The components of the provision (benefit) for income taxes are as follows:

                                                       Year ended December 31,
                                                       ------------------------
                                                          1995     1996   1997
                                                       ---------- ------ ------
                                                          (in
                                                       thousands)
      Federal:
        Current.......................................  $   --    $  --  $  --
        Deferred......................................   (2,881)   1,213  1,826
      State:
        Current.......................................      --       --     --
        Deferred......................................     (686)     289    436
                                                        -------   ------ ------
      Net provision (benefit) for income taxes........  $(3,567)  $1,502 $2,262
                                                        =======   ====== ======

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                         (Included in TWI Cable Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


   The Combined Systems did not, and will not, have a tax sharing agreement with either Time Warner, TWI Cable or CVI. Therefore, the Combined Systems have not and will not be compensated for the utilization of the Combined Systems' tax losses, by Time Warner, TWI Cable or CVI. In addition, the Combined Systems have not and will not be required to make payments to either Time Warner or TWI Cable for the current tax provision of the Combined Systems.

   The differences between the income tax provision (benefit) expected at the U.S. federal statutory income tax rate and the total income tax provision (benefit) are due to nondeductible goodwill amortization and state taxes.

   Significant components of the Combined Systems' deferred tax assets and liabilities, as calculated on a separate company basis, are as follows:

                                                                  Year ended
                                                                 December 31,
                                                                ---------------
                                                                 1996    1997
                                                                ------- -------
                                                                (in thousands)
      Deferred tax liabilities:
        Amortization........................................... $61,266 $58,507
        Depreciation...........................................   3,576   4,060
                                                                ------- -------
          Total gross deferred tax liabilities.................  64,842  62,567
                                                                ------- -------
      Deferred tax assets:
        Tax loss carryforwards.................................   6,474   1,920
        Allowance for doubtful accounts........................      28      46
                                                                ------- -------
          Total deferred tax assets............................   6,502   1,966
                                                                ------- -------
        Net deferred tax liability............................. $58,340 $60,601
                                                                ======= =======

   On a separate company basis, the Combined Systems have tax loss carryforwards of approximately $4.8 million at December 31, 1997. However, if the Combined Systems are acquired in an asset purchase, the tax loss carryforwards, and net deferred tax liabilities relating to temporary differences will not carry over to Renaissance (see Note 8).

6. Commitments and Contingencies

   The Combined Systems had rental expense of approximately $642,000, $824,000, and $843,000 for the years ended December 31, 1995, 1996 and 1997, respectively, under various lease and rental agreements for offices, utility poles, warehouses and computer equipment. Future minimum annual rental payments under noncancellable leases will approximate $1,000,000 annually over the next five years.

   In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996, TWC has agreed with the Federal Communications Commission ("FCC") to invest in certain upgrades to its cable infrastructure (consisting primarily of materials and labor in connection with the plant upgrades up to 750 MHz) over the next three years (approximately $22 million). This agreement with the FCC, which extends to the Combined Systems, will be assumed by Renaissance as it relates to the Combined Systems in accordance with the Asset Purchase Agreement.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (Included in TWI Cable Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


7. Other Liabilities

   Other liabilities consist of:

                                                                      December
                                                                         31,
                                                                     -----------
                                                                     1996  1997
                                                                     ----- -----
                                                                         (in
                                                                     thousands)
      Compensation.................................................. $ 217 $ 250
      Data Processing Costs.........................................   100    90
      Sales and other taxes.........................................   101    90
      Copyright Fees................................................    85    83
      Pole Rent.....................................................    66    63
      Other.........................................................   376   393
                                                                     ----- -----
        Total....................................................... $ 945 $ 969
                                                                     ===== =====

8. Subsequent Event (Unaudited)

   The sale of the Combined Systems, in connection with the Asset Purchase Agreement with Renaissance, closed on April 9, 1998 at the purchase price of $309,500,000.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10--Representatives, Directors and Executive Officers of the Registrant

   The following table sets forth certain information concerning the members of the Boards of Representatives and executive officers of Holdings and Renaissance Media. All persons specified as executive officers of Holdings and Renaissance Media also hold such offices with Renaissance Louisiana, Renaissance Tennessee, Renaissance Capital and Group.

          Name           Age(1)                         Position
          ----           ------                         --------
Fred Schulte............   48   Representative and President, Chief Executive Officer and
                                Chairman(2)
Rodney Cornelius........   48   Representative and Vice Chairman
Michael J. Egan.........   46   Executive Vice President
Darlene Fedun...........   41   Executive Vice President
Mark Halpin.............   50   Representative, Executive Vice President, Chief Financial
                                Officer and Treasurer
David L. Testa..........   50   Executive Vice President
Alan E. Goldberg........   44   Representative
Michael M. Janson.......   51   Representative
Leonard J. Baxt.........   51   Representative
Amy Rosen Wildstein.....   28   Representative
David E. O'Hayre........   56   Representative

--------
(1) As of March 1, 1999.
(2) Also a Representative of Group, Renaissance Louisiana and Renaissance Tennessee and a Director of Renaissance Capital.

   Fred Schulte has been President, Chief Executive Officer and Chairman since April 9, 1998, and was a founder of the Company. Mr. Schulte founded Renaissance Media Partners, L.L.C., the predecessor of the Company ("RMP"), and has served as President since its formation in 1996. From 1980 until January 1996, Mr. Schulte held several key management positions, including Chief Operating Officer, at CVI. Mr. Schulte's 23-year career in the cable industry includes a number of field operations positions with several companies, although the majority of his career was at CVI. He has served as a Director of the Cable Television Association of New York from 1986 to 1990.

   Rodney Cornelius has been the Vice Chairman of Renaissance Media since April 9, 1998, and was a founder of the Company. Mr. Cornelius has worked as a cable television industry consultant to RMP from January 1996 through November 1997 and previously served as the Vice Chairman of CVI and held several other key management positions at CVI from 1980 to 1995. Before joining CVI, Mr. Cornelius was the Chief Operating Officer of Robotics, Inc., and prior to that he spent ten years in public accounting.

   Michael J. Egan has been an Executive Vice President since April 9, 1998, and was a founder of the Company. Mr. Egan is a founder of RMP and spent over 15 years at CVI in various senior management positions, most recently as Vice President of Programming and New Product Development. Mr. Egan is the recipient of several cable industry awards and was twice elected to the Board of Governors of the National Academy of Cable Programming.

   Darlene Fedun has been an Executive Vice President since April 9, 1998, and was a founder of the Company. Ms. Fedun is also a founding member of RMP. Prior to her association with RMP, Ms. Fedun served for 15 years in various marketing, sales and customer service functions at CVI, where she was a Vice President of Operations. Ms. Fedun is an active member of several cable industry groups including the Cable Television Administration and Marketing Society and the Cable Television Human Resource Association.

   Mark Halpin has been an Executive Vice President, Chief Financial Officer and Treasurer since April 9, 1998, and was a founder of the Company. Mr. Halpin worked as a cable television industry consultant to RMP from January 1996 through November, 1997 and previously was Executive Vice President for Administration at CVI since 1990. Mr. Halpin's professional career spans 18 years during which he worked in a wide variety of industries as a partner at Arthur Andersen, including being a member of Arthur Andersen's cable television industry committee. Mr. Halpin is a member of the AICPA and the Connecticut State Society of CPA's.

   David Testa has been an Executive Vice President since April 9, 1998, and was a founder of the Company and one of the founding members of RMP. Mr. Testa served as a Vice President of CVI since 1987. Mr. Testa's career in the cable industry spans 18 years with Warner Cable, Teleprompter, Group W Cable and CVI. He has served on several national industry committees and was a Director of the Cable Television Association of New York.

   Alan E. Goldberg has been a Representative since April 9, 1998, and is the Head of the Morgan Stanley Dean Witter Private Equity Group. Mr. Goldberg has been a Managing Director of Morgan Stanley & Co. Incorporated since January 1988. Mr. Goldberg is a Managing Director of Morgan Stanley Capital Partners III, Inc., the general partner of the general partner of Morgan Stanley Capital Partners III, L.P. He also serves as director of Catalytica, Inc., Amerin Corporation, Jefferson Smurfit Corporation, Direct Response Corporation, Homeowners Direct Corporation, Equant, N.V. and several private companies.

   Michael Janson has been a Representative since April 9, 1998, and is a Managing Director of Morgan Stanley & Co. Incorporated and of Morgan Stanley Capital Partners III, Inc. Mr. Janson was previously a Managing Director of Morgan Stanley Global High Yield Capital Group prior to joining Morgan Stanley's Private Equity Group. He is also a Director of Jefferson Smurfit Corporation and American Color Graphics Inc.

   Leonard J. Baxt has been a Representative since July 1998, and is the Chief Executive Officer and the head of the Corporate Department of Dow, Lohnes & Albertson, PLLC. Mr. Baxt has been a member of such firm since 1980. Mr. Baxt specializes in the acquisition and financing of media and telecommunications companies. He is also a director of Falcon Holding Group, Inc.

   Amy Rosen Wildstein has been a Representative since April 9, 1998, and is an Associate of Morgan Stanley & Co. Incorporated and of Morgan Stanley Capital Partners III, Inc. Ms. Rosen Wildstein has been employed by Morgan Stanley & Co. Incorporated since 1994. Ms. Wildstein was previously employed by the Blackstone Group. She is also a director of The Compucare Company.

   David E. O'Hayre has been a Representative since April 9, 1998, and is the Senior Vice President, Investments, for Time Warner Cable Ventures. Mr. O'Hayre joined American Television and Communications Corporation ("ATC"), a principal owner of Time Warner Cable, in 1973. Mr. O'Hayre held a number of key positions at ATC, including Vice President, Cable Investments, and was responsible for the acquisition, sale and trade of cable television systems of ATC nationwide.

Committees of the Boards

   The Boards of Representatives of Holdings and Renaissance Media have Audit Committees and Compensation Committees. The Audit Committees' primary responsibilities are to review and recommend to the Board internal accounting and financial controls and the accounting principles and auditing practices and procedures to be employed in preparation and review of financial statements and to make recommendations concerning the engagement of independent public accountants and the scope of the audit to be undertaken by such accountants. The audit committee met in March 1999 to review with the Company's Independent Public Accountants the results of the audit of the consolidated financial statement of the Company, as of and for the year ended December 31, 1998, and recommendations regarding internal controls. The Compensation Committee's primary responsibility is to review and recommend policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans, including the Renaissance Media Executive Bonus Incentive Plan (the "Plan"). The Compensation Committee met in March 1999 to establish the Executive Bonus Awards for 1998 and the salaries of the Executives for 1999.

Representative and Director Compensation

   Representatives and Directors will not receive any compensation for their services as Representatives and Directors of Holdings, Group, Renaissance Capital, Renaissance Louisiana, Renaissance Tennessee and Renaissance Media. Representatives and Directors will be reimbursed by the Company for their reasonable out-of-pocket expenses accrued in connection with acting as Representatives and Directors.

Appointment of Executive Officers

   Executive officers are appointed at the first meeting of the Boards of Representatives/Directors after each annual meeting of members or stockholders, as applicable, and are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified.

Item 11--Executive Compensation

   The following table summarizes the compensation paid to the Chief Executive Officer and each of the five remaining most highly compensated officers of the Company for the 1998 fiscal year:

                          Summary Compensation Table

  Name and Principal Position        Year  Salary   Bonus
-----------------------------        ---- -------- -------
Fred Schulte
 President, Chief Executive Officer  1998 $160,851 $65,000
Rodney Cornelius
 Vice Chairman                       1998 $160,588 $  -0-
Michael T. Egan
 Executive Vice President            1998 $123,177 $43,750
Darlene Fedun
 Executive Vice President            1998 $123,745 $43,750
Mark Halpin
 Executive Vice President
 Chief Financial Officer &
 Treasurer                           1998 $124,053 $80,000
David L. Testa
 Executive Vice President            1998 $123,937 $30,000

Executive Employment Arrangements

   Renaissance Media has entered into an employment agreement with each of the Management Investors. Each of the employment agreements provides for an annual base salary and an incentive bonus determined according to the Renaissance Media Executive Bonus Incentive Plan. Each agreement has an initial term of five years, except for that of Mr. Cornelius which had a one year initial term which was extended in January 1999 until April 2000. The initial terms may be extended by Renaissance Media if a sale of Renaissance Media is in process at the expiration of such term. Each employment agreement may be terminated by Renaissance Media with or without cause or upon an executive's continued disability. Each Management Investor may terminate the employment agreement with or without good reason, including for material reduction in position or responsibilities or termination of certain other executives by Renaissance Media, other than for cause, subject to certain exceptions. If an employment agreement is terminated by Renaissance Media without cause or by the Management Investor with good reason, Renaissance Media is obligated to pay the applicable Management Investor (other than Mr. Cornelius), subject to certain exceptions, any accrued unpaid base salary, any prior year bonus earned but not paid, a pro rata bonus for the year in which the termination occurs and severance for the remainder of the term of the agreement equal to the base salary and bonus at the annual rate for the year prior to the termination. Mr. Cornelius would be entitled to one year severance payments upon his termination without cause or for good reason. In certain circumstances where the Management Investors employment has been terminated other than for good reason and Renaissance Media fails to meet certain financial targets, the term of severance may be limited to the lesser of the remainder of the employment term and two years. It is anticipated that Mr. Cornelius will be entitled to one year severance payments in such circumstances. Pursuant to the terms of the employment agreement, each Management Investor is subject to a (i) confidentiality covenant, (ii) a non-compete covenant for a period from the date of the employment agreement until the earlier of: (a) the expiration of the employment term; (b) the last day of any period of severance payments; and (c) two years following termination of employment; and (iii) for a period of two years following termination of employment, a non-solicitation covenant. All obligations of the Company under the employment agreements will terminate upon consummation of the Charter Purchase Agreement, without further liability to the Company.

   An exclusivity agreement between Renaissance Media and each of the Management Investors permits the Management Investors to manage other cable television systems after 2001 subject to first offering such acquisition opportunities to the Morgan Stanley Entities.

   All decisions as to the compensation of the Company's executives are made by the Compensation Committee of Holdings and Renaissance Media.

Executive Bonus Incentive Plan

   Renaissance Media has established the Plan to provide its executive officers, including the Management Investors, and other key employees with bonuses based upon the achievement of annual performance goals. The Plan is administered by the Compensation Committee of the Board of Renaissance Media, consisting of at least three Representatives. The Compensation Committee establishes performance goals based on the Company's EBITDA. The award of bonuses is based on the attainment of the Company's performance goals and the performance of individual executives.

Item 12--Security Ownership of Certain Beneficial Owners and Management

   The Company is a wholly owned subsidiary of Holdings. The following table sets forth certain information regarding beneficial ownership of the limited liability company membership interests in Holdings by: (i) each person known by the Company to beneficially own more than 5% of the outstanding equity interests of Holdings; (ii) each member of the Boards of Representatives or Board of Directors, as applicable, of Holdings the Company and its subsidiaries; (iii) each executive officer of Holdings, the Company and its subsidiaries; and (iv) all members of the Boards of Representatives, Board of Directors and executive officers of Holdings, the Company and its subsidiaries as a group. The information as to beneficial ownership has been furnished by the respective equity holders, Representatives, Directors and executive officers of Holdings, the Company and its subsidiaries, and, unless otherwise indicated, each of the equity holders has the sole voting and investment power with respect to the equity interests beneficially owned. The address for each Representative, Director and executive officer of Holdings, the Company and its subsidiaries is c/o Renaissance Media, One Cablevision Center, Suite 100, Ferndale, New York 12734. The address for each of MSCPIII, MSCI and MSCP Investors is 1221 Avenue of the Americas, New York, New York 10020. The address for Time Warner is 290 Harbor Drive, Stamford, Connecticut 06902.

                                                                 Percent of
         Name of Beneficial Owner                             Equity Ownership
         ------------------------                             ----------------
      Morgan Stanley Entities (1)............................       87.6%
      Time Warner............................................        8.8
      Fred Schulte (2).......................................         .9
      Rodney Cornelius (2)...................................         .9
      Michael J. Egan (2)....................................         .4
      Darlene Fedun (2)......................................         .4
      Mark Halpin (2)........................................         .4
      David L. Testa (2).....................................         .4
      Alan E. Goldberg (3)...................................         --
      Michael M. Janson......................................         --
      Leonard J. Baxt........................................         .1
      Amy Rosen Wildstein (3)................................         --
      David E. O'Hayre.......................................         --
      All Representatives, Directors and executive officers
       as a group............................................        3.7

--------
(1) The equity ownership interests of the Morgan Stanley Entities in Holdings are owned, directly or indirectly, by MSCPIII, MSCI and MSCP Investors in the following percentages: 88.5%, 9.1% and 2.4%, respectively, representing percentage equity interests in Holdings of 77.5%, 8.0% and 2.1%, respectively.
(2) Excludes certain carried interests in affiliates of Time Warner and the Morgan Stanley Entities which hold their respective equity interests in Holdings. These carried interests represent the right to participate in future distributions of such affiliates.
(3) Mr. Goldberg and Mr. Janson are Managing Directors of, and Ms. Wildstein is an associate of, Morgan Stanley Capital Partners III, Inc., the general partner of the general partner of MSCPIII.

Item 13--Certain Relationships and Related Transactions

Transactions with the Morgan Stanley Entities and Related Parties

   In connection with the consummation of the Transactions, Renaissance Media entered into the Senior Credit Facility with MSSF, an affiliate of the Morgan Stanley Entities, as syndication agent and arranger. The Senior Credit Facility establishes an eight-year revolving credit facility in the initial aggregate principal amount of $40.0 million, an eight-year term loan in the initial aggregate principal amount of $60.0 million and an eight and one-half-year term loan in the initial aggregate principal amount of $50.0 million. In addition, Morgan Stanley & Co. Incorporated ("MSCI") acted as the placement agent for the Senior Discount Notes. In connection with its services, MSSF and MSCI received customary fees and reimbursement for expenses.

Transactions with Time Warner and Related Parties

   The Systems were owned by CVI from December 31, 1988 through January 4, 1996, in the case of the Louisiana Systems, and from September 12, 1986 through January 4, 1996, in the case of the Tennessee System. On January 4, 1996, the Systems were acquired by Time Warner as a result of the acquisition of CVI by Time Warner. The Company purchased the Systems from Time Warner on April 9, 1998 in accordance with the terms and provisions of the Time Warner Asset Purchase Agreement and Time Warner received approximately $300.0 million in cash and a $9.5 million equity ownership interest in Holdings, subject to adjustment.

   In connection with the Acquisition, the Company entered into an agreement with Time Warner, pursuant to which Time Warner manages the Company's programming. The Company believes that the rates at which Time Warner makes any such programming available to the Company is at least as favorable as the rates the Company could obtain from unaffiliated third parties. Upon consummation of the transactions contemplated by the Charter Purchase Agreement, the Programming Agreement will be terminated. The Company paid Time Warner $7.5 million in 1998 for programming made available to the Company under the program management agreement. In addition, the Company has assumed Time Warner's obligations under the Social Contract with respect to the Systems.

Transactions with Management

   Prior to the consummation of the Acquisition, Media paid fees in 1998 to the Management Investors for services rendered prior to their employment by Media relating to the Acquisition and the Credit Agreement. These fees totaled $.3 million and were recorded as transaction and financing costs.

   Prior to the formation of the Company, the Management Investors advanced $1.0 million to Holdings, which was used primarily for working capital purposes. Upon formation of the Company, Holdings contributed certain assets and liabilities to Group and the $1.0 million advance from the Management Investors was recorded as paid in capital.

Other

   Leonard J. Baxt is a member of the Board of Representatives of Holdings and Renaissance Media. Mr. Baxt is also a member of Dow, Lohnes & Albertson, PLLC, which has served as counsel to the Company in connection with the Senior Credit Facility, Senior Discount Notes, the Time Warner Acquisition and the Charter Transaction. Dow, Lohnes & Albertson, PLLC, has provided other legal services to the Company from time to time and has received customary fees for all services previously described totaling approximately $1.3 million in 1998 for such services.

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

     (1) A listing of the consolidated financial statements, notes and report of independent public accountants required by Item 8 are listed on page 36 of this Annual Report on Form 10-K.

     (2) Financial Statement Schedules--Schedule II--Valuation and Qualifying Accounts.

     (3) Exhibits required to be filed by Item 601 of Regulation S-K.

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Certificate of Incorporation of Renaissance Media Capital Corporation
         and all amendments thereto. (1)
  3.2    By-laws of Renaissance Media Capital Corporation. (1)
  3.3    Certificate of Formation of Renaissance Media (Louisiana) LLC. (1)
  3.4    Limited Liability Company Agreement dated as of March 20, 1998 of
         Renaissance Media (Louisiana) LLC. (1)
  3.5    Certificate of Formation of Renaissance Media (Tennessee) LLC. (1)
  3.6    Limited Liability Company Agreement dated as of March 20, 1998 of
         Renaissance Media (Tennessee) LLC. (1)
  3.7    Certificate of Formation of Renaissance Media Group LLC. (1)
  3.8    Limited Liability Company Agreement dated as of March 20, 1998 of
         Renaissance Media Group LLC. (1)
  4.1    Indenture dated as of April 9, 1998 by and among Renaissance Media
         (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media
         Capital Corporation, Renaissance Media Group LLC and United States
         Trust Company of New York, as Trustee. (1)
  4.2    Registration Rights agreement dated April 6, 1998 among Renaissance
         Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media
         (Tennessee) LLC, Renaissance Media Capital Corporation and Morgan
         Stanley & Co. Incorporated. (1)
 10.1    Credit Agreement dated as of April 9, 1998 among Renaissance Media
         LLC, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Arranger, CIBC, Inc., as Documentation Agent,
         and Bankers Trust Company, as Administrative Agent. (1)
 10.2    Asset Purchase Agreement dated as of November 14, 1997, as amended by the Letter Agreement dated December 11, 1997, the Letter Agreement dated December 29, 1997, the Letter Agreement dated January 13, 1998, the Letter Agreement dated March 5, 1998, and the Letter Agreement dated April 9, 1998, between TWI Cable Inc. and Renaissance Media LLC
         (as assignee of Renaissance Media Holdings LLC). (1)
 10.3    Program Management Agreement, dated as of April 9, 1998, between
         Renaissance Media LLC and Time Warner Cable. (1)
 10.4    CSG Master Subscriber Management System Agreement, dated as of March
         28, 1998, between CSG Systems International, Inc. and Renaissance
         Media LLC. (1)
 10.5    Social Contract approved by the Federal Communications Commission (the
         "FCC") on November 30, 1995 and entered into between the FCC and Time
         Warner Entertainment Company, L.P., TWI Cable Inc. and Time Warner
         Entertainment-Advance/Newhouse Partnership, or any subsidiary, division or affiliate thereof. (1)
 10.6    Employment Agreement dated April 9, 1998 between Renaissance Media LLC and Fred Schulte. (1)
 10.7    Employment Agreement dated April 9, 1998 between Renaissance Media LLC and Rodney Cornelius. (1)
 10.8    Employment Agreement dated April 9, 1998 between Renaissance Media LLC and Michael J. Egan. (1)
 10.9    Employment Agreement dated April 9, 1998 between Renaissance Media LLC and Darlene Fedun. (1)
 10.10   Employment Agreement dated April 9, 1998 between Renaissance Media LLC and Mark Halpin. (1)

 Exhibit
 Number                                Description
 -------                               -----------
 10.11   Employment Agreement dated April 9, 1998 between Renaissance Media LLC and David L. Testa. (1)
 10.12   Renaissance Media LLC Annual Executive Bonus Incentive Plan. (1)
 10.13   Exclusivity Agreement dated as of April 9, 1998 among Morgan Stanley
         Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan
         Stanley Capital Investors, L.P., Rodney Cornelius, Michael J. Egan,
         Darlene Fedun, Mark Halpin, Fred Schulte, and David L. Testa. (1)
 10.14   St. Tammany Parish, Louisiana, Police Jury Ordinance Calendar N. 3081,
         Ordinance Police Jury Series No. 98-2821. (1)
 10.15   City of Covington, Louisiana, Resolution No. 98-03. (1)
 10.16   City of Slidell, Louisiana, Resolution R98-04. (1)
 10.17   S. James Parish, Louisiana, Council Resolution 98-3. (1)
 10.18   Assumption Parish, Louisiana, Police Jury Resolution. (1)
 10.19   City of Eunice, Louisiana, Resolution No. 0398(E). (1)
 10.20   City of Opelousas, Louisiana, Resolution No. 13 of 1998. (1)
 10.21   St. Landry Parish, Louisiana, Excerpt from the Minutes of a Police
         Jury Meeting, February 9th, 1998. (1)
 10.22   City of Jackson, Tennessee, Resolution No. 98-5. (1)
 10.23   County of Madison, Tennessee, Resolution. (1)
 10.24   City of Newbern, Tennessee, Resolution. (1)
 10.25   City of Selmer, Tennessee, Resolution No. 0398. (1)
 10.26   City of Thibodaux, Louisiana, Resolution No. 656. (1)
 10.27   Purchase Agreement dated as of February 23, 1999 by and among Charter
         Communications, Inc., Charter Communications, LLC, Renaissance Media
         Holdings LLC and Renaissance Media Group LLC. [Confidential material omitted and filed separately with the Securities and Exchange
         Commission pursuant to a request for confidential treatment.] (2)
 21      Subsidiaries of Registrants. (1)
 27.1    Financial Data Schedule

--------
(1) Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679).
(2) Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation dated February 23, 1999 (Commission File No. 333-56679).

   (b) Reports on Form 8-K:

     The Registrants filed a report on Form 8-K on October 8, 1998, which announced the completion of the Registrants' exchange offer for its outstanding 10% Senior Discount Notes due 2008.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

   No annual reports or proxy materials were sent to the Registrants' security holders during fiscal year 1998.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                          Renaissance Media Group LLC
                                          Renaissance Media (Louisiana) LLC
                                          Renaissance Media (Tennessee) LLC
                                          Renaissance Media Capital
                                          Corporation

March 31, 1999                            BY:        /s/ Fred Schulte
                                             ----------------------------------
                                            Fred Schulte
                                            Chairman and Chief Executive
                                            Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signatures                      Title                Date

          /s/ Fred Schulte             Chairman and Chief    March 31, 1999
-------------------------------------  Executive Officer
            Fred Schulte               (Principal Executive
                                       Officer) Director
                                       and Representative

           /s/ Mark Halpin             Executive Vice        March 31, 1999
-------------------------------------  President, Chief
             Mark Halpin               Financial Officer,
                                       Treasurer

          /s/ Kevin Quarry             Controller            March 31, 1999
-------------------------------------  (Principal
            Kevin Quarry               Accounting Officer)

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

                                            Additions
                                 Balance at Charged to              Balance at
                                 Beginning  Costs and  Deductions--   End of
          Description            of Period   Expenses  Describe(1)    Period
          -----------            ---------- ---------- ------------ ----------
For the year ended December 31,
 1998:
  Allowance for receivables.....  $    -0-   $370,000   $(278,000)   $ 92,000
                                  ========   ========   =========    ========
For the period from January 1,
 through April 8, 1998
 (predecessor)(2)
  Allowance for receivables.....  $116,000   $ 64,000   $ (64,000)   $116,000
                                  ========   ========   =========    ========
For the year ended December 31,
 1997 (predecessor)(2)
  Allowance for receivables.....  $ 71,000   $471,000   $(426,000)   $116,000
                                  ========   ========   =========    ========
For the year ended December 31,
 1996 (predecessor)(2)
  Allowance for receivables.....  $ 84,000   $398,000   $(411,000)   $ 71,000
                                  ========   ========   =========    ========

--------
(1) Represents the write-off of uncollectible accounts, net of recoveries.
(2) Predecessor represents the Picayune MS, Lafourche LA, St. Tammany LA, St. Landry LA, Pointe Coupee LA, and Jackson TN Cable Television Systems (included in TWI Cable Inc.)