Form 10-Q
period 1999-03-31
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 1999-05-17
CIK 1062363, 1062365, 1062367, 1062368

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        Securities Exchange Act of 1934

                For the Transition Period From        to       .
                                               ------    ------


                             COMMISSION FILE NUMBER:

                     Renaissance Media Group LLC - 333-56679
                Renaissance Media (Louisiana) LLC - 333-56679-02 Renaissance Media (Tennessee) LLC - 333-56679-01
              Renaissance Media Capital Corporation - 333-56679-03

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



                       12444 Powerscourt Drive - Suite 100
                            St. Louis, Missouri 63131
                    (Address of principal executive offices)

                                 (314) 965-0555
               (Registrants' telephone number including area code)



Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

                         Yes    X                            No
                              ------                              ------


State the aggregate market value of the voting equity securities held by non-affiliates of the Registrants:

         All of the limited liability company membership interests of Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC are held by Renaissance Media Group LLC. All of the issued and outstanding shares of capital stock of Renaissance Media Capital Corporation are held by Renaissance Media Group LLC. All of the limited liability company membership interests of Renaissance Media Group LLC are held by one member. There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

                                QUARTERLY REPORT

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                      INDEX

                                                                                        PAGE
PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements of                                    1
                  Renaissance Media Group LLC and
                  Subsidiaries and Notes to Consolidated
                  Financial Statements - Unaudited

Item 2.           Management's Discussion and Analysis                                   12
                  of Financial Condition and Results of Operations



PART II           OTHER INFORMATION

Items 1. - 4.     None                                                                   --

Item 5.           Other Information                                                      15

Item 6.           Exhibits and Reports on Form 8-K                                       15

Signature Page                                                                           17


                           RENAISSANCE MEDIA GROUP LLC
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

ASSETS                                                                       March 31, 1999              December 31, 1998
                                                                              (unaudited)                    (audited)
                                                                        ---------------------         ---------------------
Cash and cash equivalents                                                   $    8,901                     $   8,482
Accounts receivable - trade (less allowance for doubtful accounts
    of $76 in 1999 and $94 in 1998)                                                731                           726
Accounts receivable - other                                                        552                           584
Prepaid expenses and other assets                                                  381                           340
Escrow deposit                                                                      --                           150
Investment in cable television systems:
          Property, plant and equipment                                         74,435                        71,246
          Less:  accumulated depreciation                                       (9,841)                       (7,294)
                                                                            ----------                    ----------
                                                                                64,594                        63,952
                                                                            ----------                    ----------

          Cable television franchises                                          238,407                       236,489
          Less:  accumulated amortization                                      (15,436)                      (11,473)
                                                                            ----------                    ----------
                                                                               222,971                       225,016
                                                                            ----------                    ----------

          Intangible assets                                                     17,540                        17,559
          Less:  accumulated amortization                                       (1,411)                       (1,059)
                                                                            ----------                    ----------
                                                                                16,129                        16,500
                                                                            ----------                    ----------

Total investment in cable television systems                                   303,694                       305,468
                                                                            ----------                    ----------

TOTAL ASSETS                                                                $  314,259                     $ 315,750
                                                                            ==========                     =========

LIABILITIES AND MEMBERS' EQUITY

Accounts payable                                                            $                              $   2,042
                                                                                   587
Accrued expenses                                                                 7,062                         6,670
Subscriber advance payments and deposits                                           651                           608
Deferred marketing support                                                         755                           800
Advances from affiliates                                                           135                           135
Debt                                                                           212,503                       209,874
                                                                            ----------                     ---------
TOTAL LIABILITIES                                                              221,693                       220,129
                                                                            ----------                     ---------
MEMBERS' EQUITY:
Paid-in capital                                                                108,600                       108,600
Accumulated deficit                                                            (16,034)                      (12,979)
                                                                            ----------                     ---------
Total members' equity                                                           92,566                        95,621
                                                                            ----------                     ---------
TOTAL LIABILITIES & MEMBERS' EQUITY                                         $  314,259                     $ 315,750
                                                                            ==========                     =========











           See accompanying notes to consolidated financial statements

                           RENAISSANCE MEDIA GROUP LLC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                          Three Months Ended
                                                            March 31, 1999
                                                             (unaudited)
                                                       -------------------------

            Revenues                                           $ 15,254
            Cost and expenses:
              Service costs                                       4,596
              Selling, general and administrative                 2,293
              Depreciation and amortization                       6,655
                                                            -----------
            Operating income                                      1,710
                                                            -----------

              Interest (income)                                     (90)
              Interest expense                                    4,797
                                                            -----------

            Loss before provision for taxes                      (2,997)
                                                            -----------

            Provision for taxes                                      58
                                                            -----------

            Net loss                                           $ (3,055)
                                                            ===========
























           See accompanying notes to consolidated financial statements

                           RENAISSANCE MEDIA GROUP LLC
              CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                             (DOLLARS IN THOUSANDS)




                                                                                                        Total
                                                    Paid-in                 Accumulated                Member's
                                                    Capital                   Deficit                   Equity
                                                 ---------------            -------------            ------------

Balance December 31, 1998 (Audited)                   $108,600                $ (12,979)                $ 95,621

Net loss (Unaudited)                                  --                         (3,055)                 (3,055)
                                                 --------------             -------------            ------------

Balance March 31, 1999 (Unaudited)                    $108,600                $ (16,034)                $ 92,566
                                                 ==============             =============            ============






























           See accompanying notes to consolidated financial statements

                           RENAISSANCE MEDIA GROUP LLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                          Three Months Ended
                                                                                            March 31, 1999
                                                                                             (unaudited)
                                                                                        -----------------------

   Operating Activities:
     Net loss                                                                                $ (3,055)
     Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                            6,655
        Accretion on senior discount notes and non-cash interest expense                         2,630
        Other non-cash expenses                                                                    239
        Deferred marketing support                                                                (45)
     Changes in operating assets and liabilities, net of effects from acquisitions
        Accounts receivable - trade, net                                                           (5)
        Accounts receivable - other                                                                 32
        Prepaid expenses and other assets                                                         (41)
        Accounts payable                                                                       (1,455)
        Accrued expenses                                                                           392
        Subscriber advance payments and deposits                                                    43
                                                                                        -----------------------
           Net cash provided by operating activities                                             5,390
                                                                                        -----------------------

Investing Activities:
     Purchases of cable television systems:
        Property, plant and equipment                                                             (830)
        Cable television franchises                                                             (1,918)
     Escrow deposit                                                                                 150
     Capital expenditures                                                                       (2,393)
     Other intangible assets                                                                         20
                                                                                        ------------------------
           Net cash used in investing activities                                                (4,971)
                                                                                        ------------------------

Financing Activities:
          Net cash provided by financing activities                                                  --
                                                                                        ------------------------

Net increase in cash and cash equivalents                                                           419
Cash and cash equivalents at beginning of period                                                  8,482
                                                                                        ========================
Cash and cash equivalents at end of period                                                      $ 8,901
                                                                                        ========================





           See accompanying notes to consolidated financial statements

                           RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                  (DOLLARS IN THOUSANDS EXCEPT WHERE INDICATED)
                                   (UNAUDITED)


1.        ORGANIZATION

          Renaissance Media Group LLC ("Group") was formed on March 13, 1998 by Renaissance Media Holdings LLC ("Holdings"). Holdings formed Renaissance Media Capital Corporation on March 12, 1998. On March 20, 1998, Holdings contributed to Group its membership interests in two wholly owned subsidiaries; Renaissance Media (Louisiana) LLC ("Louisiana") and Renaissance Media (Tennessee) LLC ("Tennessee"), both of which were formed on January 7, 1998. Louisiana and Tennessee acquired a 76% interest and 24% interest, respectively, in Renaissance Media LLC ("Media") from Morgan Stanley Capital Partners III, Inc. ("MSCP III") on February 13, 1998 for a nominal amount. As a result, Media became a subsidiary of Holdings. The transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests since an entity affiliated with MSCP III had a controlling interest in Holdings. Group and its aforementioned subsidiaries are collectively referred to as the "Company" herein. On April 9, 1998, the Company acquired (the "Acquisition") six cable television systems (the "TWI Systems") from TWI Cable, Inc. ("TWI Cable") a subsidiary of Time Warner Inc. ("Time Warner"). Prior to this Acquisition, the Company had no operations other than start-up related activities. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for additional disclosures and information regarding the formation of the Company.

2.        BASIS OF PRESENTATION

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

3.        SALE OF THE COMPANY

          On February 23, 1999, Holdings, Charter Communications, Inc. ("Charter") and Charter Communications, LLC ("Buyer") executed a purchase agreement (the "Charter Purchase Agreement"), providing for Holdings to sell and Buyer to purchase, all the outstanding limited liability company membership interests in Group held by Holdings (the "Charter Transaction") subject to certain covenants and restrictions pending closing and satisfaction of certain conditions prior to closing. On April 30, 1999, the Charter Transaction was consummated. In connection therewith all amounts outstanding, including accrued interest and fees, under the Credit Agreement, (as defined herein, see Note 5), were paid in full and the Credit Agreement was terminated on April 30, 1999.

                           RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                  (DOLLARS IN THOUSANDS EXCEPT WHERE INDICATED)
                                   (UNAUDITED)


4.       ACQUISITIONS

         On April 9, 1998, the Company commenced operations with the acquisition of the TWI Systems (the "TWI Acquisition"). Unaudited pro forma summarized results of operations for the Company for the three months ended March 31, 1998, assuming the TWI Acquisition had been consummated on January 1, 1998 are as follows:


                                                         Three Months Ended
                                                           March 31, 1998
                                                      --------------------------
           Revenues..................................          $ 13,973
           Costs and expenses........................            13,531
                                                            ------------
           Operating income..........................               442
           Interest and other expenses...............             4,954
                                                            ============
           Net loss                                           $ (4,512)
                                                            ============


5.       DEBT

         Media maintained a credit agreement (the "Credit Agreement"). The aggregate commitments under the Credit Agreement totaled $150,000, consisted of a $40,000 revolver, $60,000 Tranche A Term Loans and $50,000 Tranche B Term Loans. The revolving credit facility and term loans were collateralized by a first lien position on all present and future assets and members' interest of Media, Louisiana and Tennessee. The Credit Agreement provided for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios and for commitment fees of 1/2% on the unused portion of the revolver. The effective interest rate for the quarter ended March 31, 1999 was 7.67%.

         On April 9, 1998, $110,000 was borrowed under the Credit Agreement's Tranche A and B Term Loans. On June 23, 1998, $7,500 was repaid resulting in $102,500 of outstanding Tranche A and B Term Loans as of March 31, 1999.

         On March 31, 1999, the Company had unrestricted use of the $40,000 revolver. No borrowings had been made by the Company through that date.

         As required by the Credit Agreement, Media purchased an interest rate cap agreement from Morgan Stanley Capital Services Inc., an affiliate of MSCP
III. The agreement effectively fixed or set a maximum LIBOR rate of 7.25% on bank debt borrowings up to $100,000 through December 1999. As of March 31, 1999, the fair value of the interest rate cap agreement was $-0-.

         As a result of the Charter Transaction (i.e., change of control) and in accordance with the terms and conditions of the indenture governing the 10 % senior discount notes due 2008 (the "Notes"), the Company will offer to repurchase the Notes at a redemption price of 101% of Accreted Value (as defined in the indenture) plus accrued interest.

                           RENAISSANCE MEDIA GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                    (DOLLARS IN 000's EXCEPT WHERE INDICATED)
                                   (UNAUDITED)


6.       RELATED PARTY TRANSACTIONS

         In connection with the Acquisition, Media entered into an agreement with Time Warner, pursuant to which Time Warner manages the Company's programming in exchange for providing the Company access to certain Time Warner programming arrangements. Management believes that these programming rates made available through its relationship with Time Warner are lower than the Company could obtain separately. Such volume rates will not continue to be available after the Charter Transaction.

         For the quarter ended March 31, 1999, the Company incurred approximately $2,009 for programming services under this agreement. In addition, the Company has incurred programming costs of approximately $713 for programming services owned directly or indirectly by Time Warner entities for the quarter ended March 31, 1999.

         The Company has utilized the law firm of one of its board members for various ongoing legal matters. These fees totaled approximately $154 for the quarter ended March 31, 1999.

7.       EMPLOYEE BENEFIT PLAN

         The Company sponsors a defined contribution plan that covers substantially all employees (the "Plan"). The Plan provides for contributions from eligible employees up to 15% of their compensation subject to a maximum limit as determined by the Internal Revenue Service. The Company's contribution to the Plan is limited to 50% of each eligible employee's contribution up to 10% of his or her compensation. The Company has the right to change the amount of the Company's matching contribution percentage. The Company matching contributions approximated $38 for the quarter ended March 31, 1999.

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

INTRODUCTION AND RECENT DEVELOPMENTS

         Renaissance Media Group LLC ("Group") was formed by Renaissance Media Holdings LLC ("Holdings") on March 13, 1998. Group was formed to acquire, operate and develop cable television systems through its subsidiaries in markets within the United States. Group and its wholly owned subsidiaries are collectively referred to as the "Company" herein. Prior to March 13, 1998, the Company's start-up activities were conducted by Holdings and Renaissance Media LLC ("Media").

         On April 9, 1998, the Company completed its first acquisition. Pursuant to the Asset Purchase Agreement dated November 14, 1997 with TWI Cable, the Company acquired cable television systems clustered in southern Louisiana, western Mississippi and western Tennessee (the "TWI Systems").

         On February 23, 1999, Holdings, Charter Communications, Inc. ("Charter") and Charter Communications, LLC ("Buyer" or "CC LLC") executed a purchase agreement (the "Charter Purchase Agreement"), providing for Holdings to sell and Buyer to purchase, all the outstanding limited liability company membership interests in Group held by Holdings (the "Charter Transaction") subject to certain covenants and restrictions pending closing, and satisfaction of certain conditions prior to closing. On April 30, 1999, the Charter Transaction was consummated. In connection therewith, all amounts outstanding, including accrued interest and fees, under the Credit Agreement were paid in full and the Credit Agreement was terminated.

Overview

         Historically, the Company's strategy has been to increase its revenues and EBITDA, (as defined herein), by acquiring, operating and developing cable television systems and capitalizing on the expertise of management, as well as the Company's relationship with the Management Investors and Time Warner.

         Following the completion of the Charter Transaction, the Company intends to continue to increase its subscriber base and operating cash flow by improving and upgrading its technical plant and expanding its service offerings. The Company believes that by clustering systems it is able to realize economies of scale, such as reduced payroll, reduced billing and technical costs per subscriber, reduced advertising sales costs, increased local advertising sales, more efficient roll-out and utilization of new technologies and consolidation of its customer service functions. The Company plans to improve and upgrade its technical plant, which should allow it to provide a wide array of new services and service tiers, as well as integrate new interactive features into advanced analog and digital set-top consumer equipment. The Company also plans to develop and provide new cable and broadband services and develop ancillary businesses including digital video and high-speed Internet access services.

Three Months Ended March 31, 1999 (Actual) Compared with Three Months Ended March 31, 1998 (Pro Forma)

         The following discussion and table give pro forma effect to the offering of the Notes, Credit Agreement and the Acquisition (collectively the "Transactions") as if they had occurred as of January 1, 1998, and is provided for informational purposes. It does not purport to be indicative of the results which would have actually been obtained had the Transactions been completed on the dates indicated or which may be expected to occur in the future. As the Company had no operations prior to the acquisition of the TWI Systems discussed above and in Note 4 to the Company's Consolidated Financial Statements the following discussion and table compare the three months ended March 31, 1998, Pro Forma Results of Operations to the three months ended March 31, 1999 Actual Results of Operations. The discussion and table relating to the pro forma comparisons has been condensed due to different grouping of expenses between TWI Cable and the Company.


                                                    Three Months Ended
                                                         March 31,

                                                ----------------------------
                                                   1999           1998
                                                 (Actual)     (Pro Forma)
                                                ------------ ---------------
              Revenues                            $15,254       $13,973
              Expenses                             13,544        13,531
                                                ------------ ---------------
              Operating income                      1,710           442
              Interest and other expenses           4,765         4,954
                                                ------------ ---------------
              Net loss                            $(3,055)      $(4,512)
                                                ============ ===============


         The Systems served 132,205 basic subscribers at March 31, 1999 compared with 127,191 basic subscribers at March 31, 1998, an increase of 5,014 subscribers or 3.9%. Homes passed increased to 189,449 at March 31, 1999 from 179,402 at March 31, 1998, an increase of 10,047 homes passed or 5.6%. Premium service units decreased to 55,041 at March 31, 1999 from 61,053 at March 31, 1998. Of the total homes passed and basic subscriber increases, approximately 3,000 and 2,000 respectively, were due to the Gulf South and Bayou Vision acquisition in February 1999.

         Revenues. Revenues increased $1.3 million, or 9.2%, to $15.3 million for the three months ended March 31, 1999 from $14.0 million for the three months ended March 31, 1998. The increase in revenues for the three months ended March 31, 1999 resulted primarily from increases in basic revenue. Basic revenue increased due to an increase in the weighted average monthly subscription rate for basic service to $8.20 in 1999 from $7.88 in 1998 and an increase in the weighted average monthly subscription rate for CPST to $22.58 in 1999 from $20.28 in 1998. In addition, basic revenue increased due to the increase in subscribers during the three months ended March 31, 1999 over the comparable period in 1998. Partially offsetting the increase in basic revenue was a decrease in pay-per-view revenue of $.1 million from $1.6 million to $1.5 million.

         Expenses. Expenses that include service costs, selling, general and administrative and depreciation and amortization were unchanged for the quarter ended March 31, 1999 compared to the quarter March 31, 1998. This is due to a combination of offsetting factors. Programming costs increased approximately $.4 million due to annual rate increases and the addition of new programming services. This increase was offset by: (1) lower marketing costs due to increased marketing support reimbursement from vendors; (2) the reduction of certain expense accruals based on actual expense levels being lower than previously estimated and (3) lower bad debt expense due to improved collection procedures.

         Operating Income. Operating income increased $1.3 million to $1.7 million for the three months ended March 31, 1999 from $.4 million for the three months ended March 31, 1998. The increase in operating income resulted from the increase in revenue of $1.3 million for the three month period ended March 31, 1999, over the three month period ended March 31, 1998.

         Interest Expense. Interest expense, decreased $.1 million or 2.0% to $4.8 million for the three months ended March 31, 1999 from $4.9 million for the three months ended March 31, 1998. This decrease was due to the decrease in bank debt outstanding from $110.0 million during the three month period ended March 31, 1998 to $102.5 million during the three month period ended March 31, 1999 and lower borrowing rates.

         Net Loss. For the reasons discussed above, net loss decreased $1.4 million, or 32.3%, to $3.1 million for the three months ended March 31, 1999 from $4.5 million for the three months ended March 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

         The cable television business requires substantial capital for the upgrading, expansion and maintenance of signal distribution equipment, as well for home subscriber devices and wiring, and service vehicles. The Company will continue to deploy fiber optic technology and to upgrade the Systems to a minimum of 550 MHz. The deployment of fiber optic technology will allow the Company to complete future upgrades to the Systems in a cost-effective manner.

         The working capital requirements of a cable television business are generally not significant since subscribers are billed for services monthly in advance, while the majority of expenses incurred (except for payroll) are paid generally 30-60 days after their incurrence.

         The Systems' net cash provided by operations was $5.4 million for the three months ended March 31, 1999. The Systems' net cash used in investing activities was $5.0 million for the three months ended March 31, 1999. The Systems' did not provide or use any cash in financing activities for the three months ended March 31, 1999.

         EBITDA represents operating income before interest, taxes, depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA is included herein because the Company believes that EBITDA is a meaningful measure of performance as it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the primary debt instruments of the Company contain certain covenants, compliance with which is measured by computations similar to determining EBITDA. The Company's definition of EBITDA may not be identical to similarly titled measures by other companies. The Systems' EBITDA was $8.4 million (54.8% of revenue) for the three months ended March 31, 1999.

         The Company expects to make substantial investments in capital to: (i) upgrade its cable plant; (ii) build line extensions; (iii) purchase new equipment; and (iv) acquire the equipment necessary to implement its digital, Internet and data transmission strategy. In 1999, the Company estimates capital expenditures will range from approximately $14 million to $17 million. However, the actual amount and timing of the Company's capital requirements may differ materially from the Company's estimates as a result of, among other things, the demand for the Company's services and regulatory, technological and competitive developments (including additional market developments and new opportunities) in the Company's industry. During the three months ended March 31, 1999, the Company made capital expenditures of approximately $2.4 million.

         Borrowings under the Credit Agreement bore interest at floating rates, although the Company was required to maintain interest rate protection programs. Media's obligations under the Credit Agreement were secured by substantially all the assets of Media. On April 30, 1999, all outstanding indebtedness under the Credit Agreement was repaid and the facility was terminated.

         As a result of the Charter Transaction (i.e., change of control) and in accordance with the terms and conditions of the indenture governing the 10 % senior discount notes due 2008 (the "Notes"), the Company will offer to repurchase all the Notes at a redemption price of 101% of Accreted Value (as defined in the indenture) plus accrued interest.

         The Indenture governing the 10% senior discount notes limits cash payments by the Company to the sum of: i) the amount by which consolidated EBITDA (as defined) exceeds 130% of consolidated interest expense (as defined) determined on a cumulative basis, ii) capital contributions, and iii) an amount equal to the net reduction in investments (as defined). Excess cash will be made available to Charter Communications Operating, LLC ("CCO"), parent entity of CC LLC, as permitted by the Indenture, including the funding of CCO's credit facility (the "CCO Credit Agreement").

         The Company and all subsidiaries of CCO have guaranteed payment and performance by CCO of its obligations inherent in the CCO Credit Agreement. In addition, Group and its wholly owned subsidiaries, Renaissance (Louisiana) Media LLC and Renaissance (Tennessee) Media LLC, and all subsidiaries of CCO have pledged their ownership interests as collateral to the CCO Credit Agreement.

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

         With respect to third parties with which the Company has a material relationship, the Company believes its most significant relationships are with financial institutions, who receive subscriber monthly payments and maintain Company bank accounts, and subscriber billing and management systems providers. We have received compliance programs, which, if executed as planned, should provide a high degree of assurance that all Year 2000 third party issues described herein will be addressed by mid 1999.

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

PART II           OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

       (a)  CHANGE IN CONTROL

                    As a result of the Charter Transaction and on April 30,
                1999, the direct owner of 100% of Group's membership interests was Charter Communications, LLC and the ultimate beneficial owner was Paul G. Allen.

                    In addition to a beneficial ownership interest in Group,
                Charter Communications, Inc. ("Charter"), an entity substantially owned by Paul G. Allen, was named manager of Group and each of its subsidiaries pursuant to the terms of Amended and Restated Limited Liability Company Agreements (the "LLC Agreements"), dated April 30, 1999. Furthermore, Charter now provides management services to Group and its subsidiaries by virtue of an Amended and Restated Management Agreement between Charter and Charter Communications Holdings, LLC ("Charter Holdings"); this agreement covers all subsidiaries of Charter Holdings.

       (b)  CHANGE OF DIRECTORIES

                    Effective April 30, 1999, pursuant to the LLC Agreements
                Jerald L. Kent was appointed as the sole member of the Board of Directors of Group and each of its subsidiaries.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS

            Included in this report:

              3.9 Amended and Restated Limited Liability Agreement of Renaissance Media Group LLC, dated April 29, 1999
              3.10 Amended and Restated Limited Liability Agreement of Renaissance Media (Louisiana) LLC, dated April 29, 1999
              3.11 Amended and Restated Limited Liability Agreement of Renaissance Media (Tennessee) LLC, dated April 29, 1999
              3.12 Amended and Restated Limited Liability Agreement of Renaissance Media LLC, dated April 29, 1999
              10.28 Assumption Agreement, dated as of April 30, 1999, made by Renaissance Media Group LLC in favor of NationsBank, N.A.
              10.29 Assumption Agreement, dated as of April 30, 1999, made by Renaissance (Louisiana) Media LLC in favor of NationsBank, N.A.
              10.30 Assumption Agreement, dated as of April 30, 1999, made by Renaissance (Tennessee) Media LLC in favor of NationsBank, N.A.
              10.31 Assumption Agreement, dated as of April 30, 1999, made by Renaissance Media Capital Corporation in favor of NationsBank, N.A.

              10.32 Assumption Agreement, dated as of April 30, 1999, made by Renaissance (Tennessee) Media LLC in favor of NationsBank, N.A.
              10.33  Assumption Agreement, dated as of April 30, 1999, made by
                     Renaissance Media LLC in favor of NationsBank, N.A.
              27.1   Financial Data Schedule (supplied for the information of
                     the Commission)

       (b) REPORTS OF FORM 8-K

                     The registrant filed a current report on Form 8-K on March
                1, 1999, which announced: (1) signing of the Purchase Agreement among Charter Communications, Inc., Charter Communications, LLC , Renaissance Media Holdings LLC ("Holdings"), and Renaissance Media Group LLC ("Group"), pursuant to which Holdings agreed to sell and Buyer agree to purchase from Holdings, all of the outstanding limited liability company membership interests in Group, (2) the issuance of a press release on February 26, 1999 by Group announcing its results of operations for the quarter ended December 31, 1998 and (3) the issuance of Group's audited consolidated financial statements for the year ended December 31, 1998.

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


                               RENAISSANCE MEDIA GROUP LLC
                               RENAISSANCE MEDIA (LOUISIANA) LLC
                               RENAISSANCE MEDIA (TENNESSEE) LLC


Dated May 14, 1999             By: CHARTER COMMUNICATIONS, INC.
                                   ----------------------------
                                   its Manager

                               By: /s/ JERALD L. KENT
                                   ----------------------------
                                   Name:   Jerald L. Kent
                                   Title:  President, Chief Executive Officer


                               RENAISSANCE MEDIA CAPITAL CORPORATION


Dated May 14, 1999             By: /s/ JERALD L. KENT
                                   ----------------------------
                                   Name:   Jerald L. Kent
                                   Title:  President, Chief Executive Officer






By: /s/ JERALD L. KENT                                           May 14, 1999
    ----------------------------------------------
    Name:     Jerald L. Kent
    Title:    President, Chief Executive Officer


By: /s/ KENT D. KALKWARF                                         May 14, 1999
    ----------------------------------------------
    Name:     Kent D. Kalkwarf
    Title:    Senior Vice President and
              Chief Financial Officer