Form 10-Q
period 1999-06-30
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 1999-08-16
CIK 1062363, 1062365, 1062367, 1062368

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM      TO      .
                                              ------  ------


                             COMMISSION FILE NUMBER:

                     RENAISSANCE MEDIA GROUP LLC - 333-56679
                RENAISSANCE MEDIA (TENNESSEE) LLC - 333-56679-01 RENAISSANCE MEDIA (LOUISIANA) LLC - 333-56679-02
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

     All of the limited liability company membership interests of Renaissance Media (Tennessee) LLC and Renaissance Media (Louisiana) LLC are held by Renaissance Media Group LLC. All of the issued and outstanding shares of capital stock of Renaissance Media Capital Corporation are held by Renaissance Media Group LLC. All of the limited liability company membership interests of Renaissance Media Group LLC are held by one member. There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

                                QUARTERLY REPORT

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                      INDEX

                                                                                                             PAGE

PART I         FINANCIAL INFORMATION

Item 1:        Condensed Consolidated Financial Statements of Renaissance
               Media Group LLC and Subsidiaries

               Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and
               December 31, 1998...............................................................................4

               Condensed Consolidated Statements of Operations for the Two Months
               Ended June 30, 1999, One Month Ended April 30, 1999, and Three
               Months Ended June 30, 1998 (Unaudited)..........................................................5

               Condensed Consolidated Statements of Operations for the Two Months
               Ended June 30, 1999, Four Months Ended April 30, 1999, and Six
               Months Ended June 30, 1998 (Unaudited)..........................................................6

               Condensed Consolidated Statements of Changes in Member's Equity
               for June 30, 1999 (Unaudited)...................................................................7

               Condensed Consolidated Statements of Cash Flows for the Two Months
               Ended June 30, 1999, Four Months Ended April 30, 1999, and Six
               Months Ended June 30, 1998 (Unaudited)..........................................................8

               Notes to Condensed Consolidated Financial Statements - (Unaudited)..............................9

Separate Financial Statements of Renaissance Media Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity.

Item 2:        Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................................................13




                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

                                QUARTERLY REPORT

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999



PART II           OTHER INFORMATION

Item 1:           Legal Proceedings............................................................18

Item 2:           Changes in Securities........................................................18

Item 3:           Defaults Upon Senior Securities..............................................18

Item 4:           Submission of Matters to Vote of Security Holders............................18

Item 5.           Other Information............................................................18

Item 6.           Exhibits and Reports on Form 8-K.............................................18

Signature Page.................................................................................19




                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                   SUCCESSOR         |        PREDECESSOR
                                                                               ------------------    |    -------------------
                                                                                JUNE 30, 1999        |        DECEMBER 31,
                                ASSETS                                             (UNAUDITED)       |            1998
                                                                               ------------------    |    -------------------
                                                                                                     |
Cash and cash equivalents                                                         $     792          |     $   8,482
Accounts receivable - trade (less allowance for doubtful accounts                                    |
  of $82 in 1999 and $92 in 1998)                                                     2,492          |           118
Accounts receivable - other                                                           8,000          |           584
Prepaid expenses and other assets                                                       170          |           340
Escrow deposit                                                                           --          |           150
Investment in cable television systems:                                                              |
     Property, plant and equipment                                                   66,108          |        71,246
   Less:  accumulated depreciation                                                 (1,322)           |       (7,294)
                                                                                  ---------          |     ---------
                                                                                     64,786          |        63,952
                                                                                  ---------          |     ---------
                                                                                                     |
     Cable television franchises                                                    399,471          |       236,489
     Less:  accumulated amortization                                                 (4,471)         |       (11,473)
                                                                                  ---------          |     ---------
                                                                                    395,000          |       225,016
                                                                                  ---------          |     ---------
                                                                                                     |
     Intangible assets                                                                   --          |        17,559
     Less:  accumulated amortization                                                     --          |        (1,059)
                                                                                  ---------          |     ---------
                                                                                         --          |        16,500
                                                                                  ---------          |     ---------
                                                                                                     |
      Total investment in cable television systems                                  459,786          |       305,468
                                                                                  ---------          |     ---------
           TOTAL ASSETS                                                           $ 471,240          |     $ 315,142
                                                                                  =========          |     =========
                                                                                                     |
           LIABILITIES AND MEMBER'S EQUITY                                                           |
                                                                                                     |
Accounts payable                                                                  $   1,275          |     $   2,042
Accrued expenses                                                                      4,565          |         7,470
Advances from affiliates                                                                 --          |           135
Payables to manager of cable television systems - related party                         294          |            --
Debt                                                                                 82,644          |       209,874
                                                                                  ---------          |     ---------
           TOTAL LIABILTIES                                                          88,778          |       219,521
                                                                                  ---------          |     ---------
MEMBER'S EQUITY:                                                                                     |
Paid-in capital                                                                     384,667          |       108,600
Accumulated deficit                                                                  (2,205)         |       (12,979)
                                                                                  ---------          |     ---------
      TOTAL MEMBER'S EQUITY                                                         382,462          |        95,621
                                                                                  =========          |     =========
           TOTAL LIABILITIES AND MEMBER'S EQUITY                                  $ 471,240          |     $ 315,142
                                                                                  =========          |     =========







      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                              SUCCESSOR        |                     PREDECESSOR
                                                         -------------------   |     ------------------------------------------
                                                             TWO MONTHS        |         ONE MONTH             THREE MONTHS
                                                           ENDED JUNE 30,      |       ENDED APRIL 30,        ENDED JUNE 30,
                                                                1999           |            1999                   1998
                                                         -------------------   |     ------------------     -------------------
                                                                               |
                                                                               |
 Revenues                                                $            10,411   |      $           5,142      $           12,921
                                                                               |
 Cost and expenses:                                                            |
    Operating, general and administrative                              4,880   |                  2,493                   6,556
    Depreciation and amortization                                      5,793   |                  2,257                   5,456
    Corporate expense charges - related party                            200   |                      -                       -
                                                         -------------------   |     ------------------     -------------------
        Operating income (loss)                                         (462)  |                    392                     909
                                                                               |
 Interest income                                                           -   |                     32                      60
 Interest expense                                                     (1,743)  |                 (1,524)                 (4,376)
                                                         -------------------   |     ------------------     -------------------
                                                                               |
 Loss before provision (benefit) for taxes                            (2,205)  |                 (1,100)                 (3,407)
                                                                               |
 Provision (benefit) for taxes                                             -   |                   (123)                     75
                                                         -------------------   |     ------------------     -------------------
                                                                               |
 Net loss                                                $            (2,205)  |     $             (977)    $            (3,482)
                                                         ===================   |     ==================     ===================








      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                              SUCCESSOR        |                     PREDECESSOR
                                                         -------------------   |    ------------------------------------------
                                                             TWO MONTHS        |         FOUR MONTHS             SIX MONTHS
                                                           ENDED JUNE 30,      |       ENDED APRIL 30,         ENDED JUNE 30,
                                                                1999           |            1999                    1998
                                                         -------------------   |    ------------------     -------------------
                                                                               |
                                                                               |
 Revenues                                                $           10,411    |    $           20,396     $            12,921
                                                                               |
 Cost and expenses:                                                            |
    Operating, general and administrative                             4,880    |                 9,382                   6,658
    Depreciation and amortization                                     5,793    |                 8,912                   5,457
    Corporate expense charges - related party                           200    |                     -                       -
                                                         ------------------    |    ------------------     -------------------
        Operating income (loss)                                        (462)   |                 2,102                     806
                                                                               |
 Interest income                                                          -    |                   122                      60
 Interest expense                                                    (1,743)   |                (6,321)                 (4,389)
                                                         ------------------    |    ------------------     -------------------
                                                                               |
 Loss before provision (benefit) for taxes                           (2,205)   |                (4,097)                 (3,523)
                                                                               |
 Provision (benefit) for taxes                                            -    |                   (65)                     75
                                                         ------------------    |    ------------------     -------------------
                                                                               |
 Net loss                                                $           (2,205)   |    $          ( 4,032)    $            (3,598)
                                                         ==================    |    ==================     ===================






      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                                                                   PREDECESSOR
                                                             --------------------------------------------------------

                                                                 PAID-IN            ACCUMULATED       TOTAL MEMBER'S
                                                                 CAPITAL              DEFICIT             EQUITY
                                                             ----------------     ----------------    ---------------

Balance at December 31, 1998                                 $        108,600     $        (12,979)   $        95,621

Net loss                                                                   --               (3,055)            (3,055)
                                                             ----------------     ----------------    ---------------

Balance at March 31, 1999                                             108,600              (16,034)            92,566

Net loss                                                                   --                 (977)              (977)
                                                             ----------------     ----------------    ---------------

Balance at April 30, 1999                                    $        108,600     $        (17,011)   $       (91,589)
                                                             ================     ================    ===============

---------------------------------------------------------------------------------------------------------------------

                                                                                    SUCCESSOR
                                                             --------------------------------------------------------
                                                                                                          TOTAL
                                                                 PAID-IN            ACCUMULATED          MEMBER'S
                                                                 CAPITAL              DEFICIT             EQUITY
                                                             ----------------     ----------------    ---------------

Initial capitalization, May 1, 1999                          $        350,608     $             --    $       350,608

Contribution                                                           34,223                   --             34,223

Distribution                                                             (164)                  --               (164)

Net loss                                                                   --               (2,205)            (2,205)
                                                             ----------------     ----------------    ---------------

Balance at June 30, 1999                                     $        384,667     $         (2,205)   $       382,462
                                                             ================     ================    ===============








      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                         SUCCESSOR      |              PREDECESSOR
                                                                    ------------------- |  --------------------------------------
                                                                     TWO MONTHS ENDED   |  FOUR MONTHS ENDED    SIX MONTHS ENDED
                                                                        JUNE 30, 1999   |    APRIL 30, 1999     JUNE 30, 1998
                                                                    ------------------- |  -------------------  -----------------
                                                                                        |
                                                                                        |
OPERATING ACTIVITIES:                                                                   |
   Net loss                                                              $  (2,205)     |     $  (4,032)         $  (3,598)
   Adjustments to reconcile net loss to net cash provided by (used                      |
    in) operating  activities:                                                          |
     Depreciation and amortization                                           5,793      |         8,912              5,457
     Accretion on senior discount notes and non-cash interest                           |
     expense                                                                 1,754      |         3,850              2,300
   Changes in operating assets and liabilities, net of effects from                     |
   acquisitions:                                                                        |
     Accounts receivable, net                                              (10,015)     |           298             (1,422)
     Prepaid expenses and other assets                                         232      |           (75)              (360)
     Accounts payable and accrued expenses                                     363      |        (5,046)            10,053
     Payables to manager of cable television systems - related                          |
     party                                                                     129      |            --                 --
     Advances from affiliates                                                   --      |          (135)               104
                                                                         ---------      |     ---------          ---------
        Net cash provided by (used in) by operating activities              (3,949)     |         3,772             12,534
                                                                         ---------      |     ---------          ---------
                                                                                        |
INVESTING ACTIVITIES:                                                                   |
   Acquisitions of cable systems                                                --      |        (2,770)          (309,500)
   Escrow deposit                                                               --      |           150                 --
   Capital expenditures                                                       (659)     |        (4,250)              (691)
   Cable television franchises                                                  --      |            --             (1,235)
   Other intangible assets                                                      --      |            16               (490)
                                                                         ---------      |     ---------          ---------
        Net cash used in investing activities                                 (659)     |        (6,854)          (311,916)
                                                                         ---------      |     ---------          ---------
                                                                                        |
FINANCING ACTIVITIES:                                                                   |
   Debt acquisition costs                                                       --      |            --             (8,343)
   Repayments on bank debt                                                      --      |            --             (7,500)
   Proceeds from bank debt                                                      --      |            --            110,000
   Net proceeds from issuance of 10% senior discount notes                      --      |            --            100,012
   Capital contributions                                                        --      |            --            108,500
                                                                         ---------      |     ---------          ---------
        Net cash provided by financing activities                               --      |            --            302,669
                                                                         ---------      |     ---------          ---------
                                                                                        |
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (4,608)     |        (3,082)             3,287
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             5,400      |         8,482                 --
                                                                         ---------      |     ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $     792      |     $   5,400          $   3,287
                                                                         =========      |     =========          =========
                                                                                        |
CASH PAID FOR INTEREST                                                   $   2,515      |     $   4,210          $     312
                                                                         =========      |     =========          =========





      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                  (DOLLARS IN THOUSANDS EXCEPT WHERE INDICATED)
                                   (UNAUDITED)


1.       ORGANIZATION

         Renaissance Media Group LLC ("Group") was formed on March 13, 1998, by Renaissance Media Holdings LLC ("Holdings"). On March 20, 1998, Holdings contributed to Group its membership interests in two wholly owned subsidiaries; Renaissance Media (Louisiana) LLC ("Louisiana") and Renaissance Media (Tennessee) LLC ("Tennessee"). Louisiana and Tennessee acquired a 76% interest and 24% interest, respectively, in Renaissance Media LLC ("Media") from Morgan Stanley Capital Partners III, Inc. ("MSCP III") on February 13, 1998 for a nominal amount. As a result, Media became a subsidiary of Holdings. The transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests since an entity affiliated with MSCP III had a controlling interest in Holdings. Group and its subsidiaries are collectively referred to as the "Company" herein. On April 9, 1998, the Company acquired (the "TWI Acquisition") six cable television systems (the "TWI Systems") from TWI Cable, Inc. ("TWI Cable") a subsidiary of Time Warner Inc. ("Time Warner"). Prior to this Acquisition, the Company had no operations other than start-up related activities.

         On February 23, 1999, Holdings, Charter Communications, Inc., (now known as Charter Investment, Inc. and referred to herein as "Charter") and Charter Communications, LLC ("CC LLC") executed a purchase agreement (the "Charter Purchase Agreement"), providing for Holdings to sell and CC LLC to purchase, all the outstanding limited liability company membership interests in Group held by Holdings (the "Charter Transaction") subject to certain covenants and restrictions pending closing and satisfaction of certain conditions prior to closing. On April 30, 1999, the Charter Transaction was consummated for a purchase price of $459 million, consisting of $348 million in cash and $111 million in carrying value of debt assumed.

2.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The interim financial statements are unaudited but include all adjustments, which are of normal recurring nature that the Company considers necessary for a fair presentation of the financial position and the results of operations and cash flows for such periods. Operating results of interim periods are not necessarily indicative of results for a full year.

         Additional disclosures and information are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                  (DOLLARS IN THOUSANDS EXCEPT WHERE INDICATED)
                                   (UNAUDITED)


3.       ACQUISITIONS:

         As a result of the change in ownership of Group, the Company has applied push-down accounting in the preparation of the accompanying financial statements effective April 30, 1999. Accordingly, the Company increased its member's equity to $350.6 million to reflect the amounts paid by CC LLC. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values including amounts assigned to franchises of $399.5 million. The allocation of the purchase price is based, in part, on preliminary information which is subject to adjustment upon obtaining complete valuation information. Management believes that the finalization of the purchase price will not have a material impact on the results of operations or financial position of the Company.

         As a result of the Charter Transaction, application of push-down accounting and the allocation of purchase price, the financial information of the Company in the accompanying condensed consolidated financial statements and notes thereto as of June 30, 1999, and for the successor period (May 1, 1999, through June 30, 1999) is presented on a different cost basis than the financial information of the Company as of December 31, 1998, and for the predecessor periods (January 1, 1999, through April 30, 1999, and the six months ended June 30, 1998) and therefore, such information is not comparable.

         Unaudited pro forma operating results as though the Charter Transaction and TWI Acquisition (discussed in Note1) had been consummated on January 1, 1998, with pro forma adjustments to give effect to amortization of franchises, interest expense and certain other adjustments are as follows:


                                      Three Months Ended June 30               Six Months Ended June 30
                                  ------------------------------------    -----------------------------------
                                       1999                 1998              1999                 1998
                                  ----------------     ---------------    --------------      ---------------
     Revenues                     $    15,553          $    14,531        $    30,807         $    28,272
     Operating loss                      (710)              (1,532)            (1,034)             (3,567)
     Net loss                          (3,169)              (4,087)            (6,076)             (8,736)


         The unaudited pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

4.       DEBT

         Media maintained a credit agreement (the "Credit Agreement") with aggregate commitments totaling $150,000, consisting of a $40,000 revolver, $60,000 Tranche A Term Loans and $50,000 Tranche B Term Loans. In connection with the Charter Transaction all amounts outstanding, including accrued interest and fees, under the Credit Agreement were paid in full and the Credit Agreement was terminated on April 30, 1999.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                  (DOLLARS IN THOUSANDS EXCEPT WHERE INDICATED)
                                   (UNAUDITED)


         The Charter Transaction resulted in a "change of control" of the Company. On May 28, 1999, in accordance with the terms and conditions of the indenture governing the 10% senior discount notes (the "Notes"), the Company made an offer (the "Purchase Offer") to purchase any and all of the Notes at 101% of their accreted value, plus accrued and unpaid interest, if any, through June 28, 1999. The Purchase Offer expired on June 23, 1998, and 48,762 notes ($1,000 face amount at maturity) were validly tendered. On June 28, 1999, CC LLC made a capital contribution in the amount of $34,223 enabling the Company to purchase the Notes.

         The indenture governing the Notes limits cash payments by the Company to the sum of: i) the amount by which consolidated EBITDA (as defined) exceeds 130% of consolidated interest expense (as defined) determined on a cumulative basis, ii) capital contributions, and iii) an amount equal to the net reduction in investments (as defined). To the extent permitted by the indenture, excess cash will be distributed to CC LLC, including repayment of borrowings under Charter Communications Operating, LLC's ("CCO"), the indirect parent of the Company, credit facility (the "CCO Credit Agreement").

         The Company and all subsidiaries of CCO have guaranteed payment and performance by CCO of its obligations inherent in the CCO Credit Agreement. In addition, Group and its wholly owned subsidiaries, and all subsidiaries of CCO have pledged their ownership interests as collateral to the CCO Credit Agreement.


5.       RELATED PARTY TRANSACTIONS

         In connection with the TWI Acquisition, Media entered into an agreement with Time Warner, pursuant to which Time Warner would manage the Company's programming in exchange for providing the Company access to certain Time Warner programming arrangements (the "Time Warner Agreement"). Management believes that these programming rates made available through its relationship with Time Warner are lower than the Company could obtain separately. Such volume rates are not available after the Charter Transaction.

         For the three months and six months ended June 30, 1999, the Company incurred $707 and $2,716 for programming services under this agreement. In addition, the Company incurred programming costs of $205 and $918 for programming services owned directly or indirectly by Time Warner entities for the three months and six months ended June 30, 1999.

         In connection with the Charter Transaction, the Time Warner Agreement was terminated and Media returned to Time Warner $650 in deferred marketing credits owed to program providers under the programming arrangements.

         Currently, the Company is charged a management fee equal to 3.5% of revenues, as stipulated in the management agreement between Charter and CCO. To the extent that management fees charged to the Company are greater or (less) than the corporate expenses incurred by Charter, the Company will record distributions to or (capital contributions from) its equity holder. For the period from May 1, 1999, through June 30, 1999, the management fee charged to the Company exceeded the corporate expenses incurred by Charter on behalf of the Company by $164 which is reflected as a capital distribution. Management fees currently payable of $364 are included in payables to manager of cable television systems - related party as of June 30, 1999.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                  (DOLLARS IN THOUSANDS EXCEPT WHERE INDICATED)
                                   (UNAUDITED)


6.       EMPLOYEE BENEFIT PLAN

         The Company sponsored a defined contribution plan that covered substantially all employees (the "Plan"). The Plan provided for contributions from eligible employees up to 15% of their compensation subject to a maximum limit as determined by the Internal Revenue Service. The Company's contribution to the Plan was limited to 50% of each eligible employee's contribution up to 10% of his or her compensation. The Company had the right to change the amount of the Company's matching contribution percentage. The Company matching contributions totaled $16 and $54 for the three months ended and six months ended June 30, 1999.

         In connection with the Charter Transaction, the Plan's assets were frozen as of April 30, 1999, and employees became fully vested. Effective July 1, 1999, the Company's employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan (the "Charter Plan"). Employees that qualify for participation can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service.

PART I           FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. The Company's actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. The forward-looking statements within this Form 10-Q are identified by words such as "believes", "anticipates", "accepts", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may effect the Company's business.

INTRODUCTION AND RECENT DEVELOPMENTS

         Renaissance Media Group LLC ("Group") was formed by Renaissance Media Holdings LLC ("Holdings") on March 13, 1998. Group was formed to acquire, operate and develop cable television systems through its subsidiaries in markets within the United States primarily located in the Southwest. Group and its wholly owned subsidiaries are collectively referred to as the "Company" herein. Prior to March 13, 1998, the Company's start-up activities were conducted by Holdings and Renaissance Media LLC ("Media").

         On April 9, 1998, the Company completed its first acquisition (the "TWI Acquisition"). Pursuant to an asset purchase agreement with TWI Cable, the Company acquired cable television systems clustered in southern Louisiana, western Mississippi and western Tennessee (the "TWI Systems").

         On February 23, 1999, Holdings, Charter Communications, Inc. (now known as Charter Investment, Inc. and referred to herein as "Charter") and Charter Communications, LLC ("CC LLC") executed a purchase agreement (the "Charter Purchase Agreement"), providing for Holdings to sell and CC LLC to purchase, all the outstanding limited liability company membership interests in Group held by Holdings (the "Charter Transaction") subject to certain covenants and restrictions pending closing, and satisfaction of certain conditions prior to closing. On April 30, 1999, the Charter Transaction was consummated. In connection therewith, all amounts outstanding, including accrued interest and fees, under the Credit Agreement were paid in full and the Credit Agreement was terminated.

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

         Net cash used in operations was $5.6 million and $0.2 million for the three months ended and six months ended June 30, 1999, respectively. Net cash used in investing activities was $2.5 million and $7.5 million for the three months ended and six months ended June 30, 1999. No cash was provided or used in financing activities for the three months ended and six months ended June 30, 1999.

         The Company expects to make substantial investments in capital to: (i) upgrade its cable plant; (ii) build line extensions; (iii) purchase new equipment; and (iv) acquire the equipment necessary to implement its digital, Internet and data transmission strategies. In 1999, the Company estimates capital expenditures will range from approximately $14 million to $17 million. However, the actual amount and timing of the Company's capital requirements may differ materially from the Company's estimates as a result of, among other things, the demand for the Company's services and regulatory, technological and competitive developments (including additional market developments and new opportunities) in the Company's industry. During the six months ended June 30, 1999, the Company made capital expenditures of approximately $0.7 million.

         Borrowings under Media's Credit Agreement bore interest at floating rates, although the Company was required to maintain interest rate protection programs. Media's obligations under the Credit Agreement were secured by substantially all the assets of Media. On April 30, 1999, all outstanding indebtedness under the Credit Agreement was repaid and the facility was terminated.

         The Charter Transaction resulted in a "change of control" of the Company. On May 28, 1999, in accordance with the terms and conditions of the indenture governing the 10% senior discount notes (the "Notes"), the Company made an offer (the "Purchase Offer") to purchase any and all of the Notes at 101% of their accreted value, plus accrued and unpaid interest, if any, through June 28, 1999. The Purchase Offer expired on June 28, 1999, and 48,762 notes ($1,000 face amount at maturity) were validly tendered. On June 28, 1999, CC LLC made a capital contribution in the amount of $34,223 enabling the Company to purchase the Notes.

         The indenture governing the 10% Notes limits cash payments by the Company to the sum of: i) the amount by which consolidated EBITDA (as defined) exceeds 130% of consolidated interest expense (as defined) determined on a cumulative basis, ii) capital contributions, and iii) an amount equal to the net reduction in investments (as defined). To the extent permitted by the indenture, excess cash will be distributed to CC LLC, including repayments of borrowings under Charter Communications Operating, LLC's ("CCO") the indirect parent of the Company, credit facility (the "CCO Credit Agreement").

         The Company and all subsidiaries of CCO have guaranteed payment and performance by CCO of its obligations under the CCO Credit Agreement. In addition, Group and its wholly owned subsidiaries, Renaissance (Louisiana) Media LLC and Renaissance (Tennessee) Media LLC, and all subsidiaries of CCO have pledged their ownership interests as collateral to the CCO Credit Agreement.

RESULTS OF OPERATIONS

         The Comparability of operating results between the three and six months ended June 30, 1999 and the corresponding periods for 1998 are affected by two events which occurred during 1998 and 1999: 1) Charter Transaction on April 30, 1999 and 2) TWI Acquisition on April 9, 1998.

         The following table summarizes the operating results for the three and six months ended June 30, 1999 in comparison to the same periods in 1998, the 1999 results for the predecessor period (January 1 through April 30) have been combined with the successor period (May 1 through June 30). The most significant impact of the Charter Transaction on the operating results was the increase in amortization expense as a result of the allocation of $399.5 million to cable television franchises and the reduction in interest expense as a result of the extinguishment of debt. In conjunction with the Charter Transaction, our debt has been reduced to $82.6 million. The remainder of our operations is being financed by CCO.


                                                            Three Months Ended              Six Months Ended
                                                                  June 30                       June 30
                                                         ---------------------------  --------------------------
                                                              1999          1998          1999          1998
                                                         ------------- -------------  ------------ -------------
                                                                                (in 000's)
         Revenues                                        $      15,553 $      12,921  $     30,807 $      12,921
         Operating expenses                                     15,623        12,012        29,167        12,115
                                                         ------------- -------------  ------------ -------------
         Operating income (loss)                                   (70)          909         1,640           806
         Interest and other expenses                             3,112         4,391         7,877         4,404
                                                         ------------- -------------  ------------ -------------
         Net loss                                        $      (3,182)$      (3,482) $     (6,237)$      (3,598)
                                                         ============= =============  ============ =============


THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

         The Systems served 131,447 basic subscribers at June 30, 1999 compared with 126,985 basic subscribers at June 30, 1998, an increase of 4,462 subscribers or 3.5%. Premium service units decreased to 54,262 at June 30, 1999 from 60,189 at June 30, 1998.

         Revenues. Revenues increased $2.6 million, or 20.4%, to $15.6 million for the three months ended June 30, 1999 from $12.9 million for the three months ended June 30, 1998. The increase in revenues for the three months ended June 30, 1999 resulted primarily from the TWI Acquisition.

         Expenses. Expenses include operating, general and administrative and depreciation and amortization and increased $3.6 million or 30.1% from $12.0 million for the three months ended June 30, 1998 to $15.6 million for the three months ended June 30, 1999. The increase in expenses for the three months ended June 30, 1999 resulted primarily from the Charter Transaction and TWI Acquisition.

         In connection with the TWI Acquisition, Media entered into an agreement with Time Warner, pursuant to which Time Warner would manage the Company's programming in exchange for providing the Company access to certain Time Warner programming arrangements (the "Time Warner Agreement"). Management believes that these programming rates made available through its relationship with Time Warner are lower than the Company could obtain separately. Such volume rates are not available after the Charter Transaction. For the three months ended June 30, 1999, the Company incurred $0.7 million for programming services under this agreement.

         Currently, the Company is charged a management fee equal to 3.5% of revenues, as stipulated in the management agreement between Charter and CCO. To the extent that management fees charged to the Company are greater or (less) than the corporate expenses incurred by Charter, the Company will record distributions to or (capital contributions from) its equity holder. For the period from May 1, 1999, through June 30, 1999, the management fee charged to the Company exceeded the corporate expenses incurred by Charter on behalf of the Company by $164,000 which is reflected as a capital distribution.

         Operating Income (loss). Operating income decreased $1 million from $0.9 million for the three months ended June 30, 1998 to an operating loss of $0.1 million for the three months ended June 30, 1998. The decrease in operating income for the three months ended June 30, 1999 resulted primarily from the Charter Transaction and TWI Acquisition.

         Interest Expense and other expenses. Interest expense and other expenses, decreased $1.3 million or 29.1% to $3.1 million for the three months ended June 30, 1999 from $4.4 million for the three months ended June 30, 1998. This decrease was due to lower interest expense in connection with the extinguishment of debt on May 1, 1999.

         Net Loss. For the reasons discussed above, net loss decreased $0.3 million, or 8.6%, to $3.2 million for the three months ended June 30, 1999 from $3.5 million for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         Revenues. Revenues increased $17.9 million, or 138.4%, to $30.8 million for the six months ended June 30, 1999 from $12.9 million for the six months ended June 30, 1998. The increase in revenues for the six months ended June 30, 1999 resulted primarily from the TWI Acquisition.

         Expenses. Expenses increased $17.1 million or 140.8% from $12.1 million for the six months ended June 30, 1998 to $29.2 for the six months ended June 30, 1999. For the six months ended June 30, 1999, the Company incurred $2.7 million for programming services under the Time Warner Agreement. The increase in expenses for the six months ended June 30, 1999 resulted primarily from the Charter Transaction and TWI Acquisition.

         Operating Income (Loss). Operating income increased $0.8 million or 103.5% to $1.6 million for the six months ended June 30, 1999 from $0.8 million for the six months ended June 30, 1998. The increase in operating income resulted from the increase in revenue of $17.9 million for the six month period ended June 30, 1999, over the six month period ended June 30, 1998.

         Interest Expense and other expenses. Interest expense and other expenses, increased $3.5 million or 78.9% to $7.9 million for the six months ended June 30, 1999 from $4.4 million for the six months ended June 30, 1998. This increase was due primarily to the fact that the TWI acquisition partially offset by the extinguishment of debt on May 1, 1999.

         Net Loss. For the reasons discussed above, net loss increased $2.6 million, or 73.3%, to $6.2 million for the six months ended June 30, 1999 from $3.6 million for the six months ended June 30, 1998.

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

         The Company believes it has identified all systems that may be affected by Year 2000 Issues. Concurrent with the identification phase, the Company is securing compliance determinations relative to all identified systems. For those systems that the Company believes are material, compliance programs have been received or such systems have been certified by independent parties as Year 2000 compliant. For those material systems that are subject to compliance programs, the Company expects to receive Year 2000 certifications from independent parties by the second quarter of 1999. Determinations of Year 2000 compliance requirements for less mission critical systems are in progress and are expected to be completed in the third quarter of 1999.

         With respect to third parties with which the Company has a material relationship, the Company believes its most significant relationships are with financial institutions, who receive subscriber monthly payments and maintain Company bank accounts, and subscriber billing and management systems providers. We have received compliance programs, which, if executed as planned, should provide a high degree of assurance that all Year 2000 third party issues described herein will be addressed by late 1999.

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

IMPACT OF INFLATION

         With the exception of programming costs, the Company does not believe that inflation has had or will have a significant effect on its results of operations or capital expenditure programs. Programming cost increases in the past have tended to exceed inflation and may continue to do so in the future. The Company, in accordance with FCC regulations, may pass along programming cost increases to its subscribers.

NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board issued Statement No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133" has delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We have not yet quantified the impacts of adopting SFAS No. 133 on our consolidated financial statements nor have we determined the timing or method of our adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings (losses).

PART II           OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS-None

ITEM 2:           CHANGES IN SECURITIES-None

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES-None

ITEM 4:           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS-None

ITEM 5.           OTHER INFORMATION

     (a) CHANGE IN CONTROL

                  As a result of the Charter Transaction and on April 30, 1999, the direct owner of 100% of Group's membership interests was Charter Communications, LLC and the ultimate beneficial owner was Paul G. Allen.

                  In addition to a beneficial ownership interest in Group,
               Charter Investment, Inc. ("Charter"), previously doing business as Charter Communications, Inc., an entity substantially owned by Paul G. Allen, was named manager of Group and each of its subsidiaries pursuant to the terms of Amended and Restated Limited Liability Company Agreements (the "LLC Agreements"), dated April 30, 1999. Furthermore, Charter now provides management services to Group and its subsidiaries by virtue of an Amended and Restated Management Agreement between Charter and Charter Communications Holdings, LLC ("Charter Holdings"); this agreement covers all subsidiaries of Charter Holdings.

     (b) CHANGE OF DIRECTORS

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

     (b) REPORTS OF FORM 8-K - none during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           RENAISSANCE MEDIA GROUP LLC
                                           RENAISSANCE MEDIA (TENNESSEE) LLC
                                           RENAISSANCE MEDIA (LOUISIANA) LLC
                                           RENAISSANCE MEDIA CAPITAL CORPORATION



By: /s/ JERALD L. KENT                                      August 13, 1999
    --------------------------------------------
    Name:     Jerald L. Kent
    Title:    President, Chief Executive Officer


By: /s/ KENT D. KALKWARF                                    August 13, 1999
    --------------------------------------------
    Name:     Kent D. Kalkwarf
    Title:    Senior Vice President and
              Chief Financial Officer