Form 10-Q
period 1999-09-30
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 1999-11-15
CIK 1062363, 1062365, 1062367, 1062368

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                    QUARTERLY REPORT AS OF SEPTEMBER 30, 1999


                                      INDEX


                                                                                             PAGE
PART I     FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements of Renaissance
           Media Group LLC and Subsidiaries

           Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and
           December 31, 1998..................................................................4

           Consolidated Statements of Operations for the Three Months Ended
           September 30, 1999 and Three Months Ended September 30, 1998
           (unaudited)........................................................................5

           Consolidated Statements of Operations for the Five Months Ended
           September 30, 1999, Four Months Ended April 30, 1999, and Nine
           Months Ended September 30, 1998 (unaudited)........................................6

           Consolidated Statements of Changes in Member's Equity for
           September 30, 1999 (unaudited).....................................................7

           Consolidated Statements of Cash Flows for the Five
           Months Ended September 30, 1999, Four Months Ended
           April 30, 1999, and Nine Months Ended September 30,
           1998 (unaudited)...................................................................8

           Notes to Condensed Consolidated Financial Statements - (Unaudited).................9

Separate Financial Statements of Renaissance Media Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity.

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................12


                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

                    QUARTERLY REPORT AS OF SEPTEMBER 30, 1999


                                                                                            PAGE

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings..................................................................18

Item 2:    Changes in Securities..............................................................18

Item 3:    Defaults Upon Senior Securities....................................................18

Item 4:    Submission of Matters to Vote of Security Holders..................................18

Item 5:    Other Information..................................................................18

Item 6:    Exhibits and Reports on Form 8-K...................................................18

Signature Page................................................................................19

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                      SUCCESSOR           |          PREDECESSOR
                                                                    ------------          |          -----------
                                                                    SEPTEMBER 30,         |
                                                                        1999              |          DECEMBER 31,
                                ASSETS                               (UNAUDITED)          |             1998
                                                                    ------------          |          -----------
                                                                                          |
Cash and cash equivalents                                           $      2,847          |          $     8,482
Accounts receivable - trade (less allowance for doubtful                                  |
    accounts of $96 in 1999 and $92 in 1998)                               1,793          |                  118
Accounts receivable - other                                                   --          |                  584
Prepaid expenses and other assets                                            263          |                  340
Escrow deposit                                                                --          |                  150
Receivable from related party                                             13,500          |                   --
Investment in cable systems:                                                              |
       Property, plant and equipment                                      69,388          |               71,246
       Less:  accumulated depreciation                                    (3,408)         |               (7,294)
                                                                    ------------          |          -----------
                                                                          65,980          |               63,952
                                                                    ------------          |          -----------
                                                                                          |
                                                                                          |
       Cable franchises                                                  399,739          |              236,489
       Less:  accumulated amortization                                   (11,162)         |              (11,473)
                                                                    ------------          |          -----------
                                                                         388,577          |              225,016
                                                                    ------------          |          -----------
                                                                                          |
       Intangible assets                                                      --          |               17,559
       Less:  accumulated amortization                                        --          |               (1,059)
                                                                    ------------          |          -----------
                                                                              --          |               16,500
                                                                    ------------          |          -----------
                                                                                          |
        Total investment in cable television systems                     454,557          |              305,468
                                                                    ------------          |          -----------
                                                                                          |
           TOTAL ASSETS                                             $    472,960          |          $   315,142
                                                                    ============          |          ===========
                                                                                          |
                    LIABILITIES AND MEMBER'S EQUITY                                       |
                                                                                          |
Accounts payable                                                    $      1,594          |          $     2,042
Accrued expenses                                                           5,909          |                7,470
Advances from affiliates                                                      --          |                  135
Payables to manager of cable systems - related party                       1,647          |                   --
Debt                                                                      83,800          |              209,874
                                                                    ------------          |          -----------
           TOTAL LIABILITIES                                              92,950          |              219,521
                                                                    ------------          |          -----------
MEMBER'S EQUITY:                                                                          |
Paid-in capital                                                          384,261          |              108,600
Accumulated deficit                                                       (4,251)         |              (12,979)
                                                                    ------------          |          -----------
        Total member's equity                                            380,010          |               95,621
                                                                    ============          |          ===========
           TOTAL LIABILITIES AND MEMBER'S EQUITY                    $    472,960          |          $   315,142
                                                                    ============          |          ===========


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                        SUCCESSOR        |      PREDECESSOR
                                                     ------------------  |  ------------------
                                                     THREE MONTHS ENDED  |  THREE MONTHS ENDED
                                                     SEPTEMBER 30, 1999  |  SEPTEMBER 30, 1998
                                                     ------------------  |  ------------------
                                                                         |
Revenues                                             $           15,782  |  $           14,246
                                                                         |
Cost and expenses:                                                       |
   Operating, general and administrative                          7,709  |               7,198
   Depreciation and amortization                                  8,777  |               6,802
   Corporate expense charges - related party                        311  |                   -
                                                     ------------------  |  ------------------
       Operating income (loss)                                   (1,015) |                 246
                                                                         |
Interest income                                                      38  |                  31
Interest expense                                                 (1,050) |              (4,679)
                                                     ------------------  |  ------------------
                                                                         |
Loss before provision for income taxes                           (2,027) |              (4,402)
                                                                         |
Provision for income taxes                                           19  |                  30
                                                     ------------------  |  ------------------
                                                                         |
Net loss                                             $           (2,046) |  $           (4,432)
                                                     ==================  |  ==================




      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                              SUCCESSOR       |                    PREDECESSOR
                                                         -------------------  |     ------------------------------------------
                                                             FIVE MONTHS      |                                NINE MONTHS
                                                                ENDED         |         FOUR MONTHS               ENDED
                                                            SEPTEMBER 30,     |       ENDED APRIL 30,         SEPTEMBER 30,
                                                                1999          |             1999                  1998
                                                         -------------------  |     ------------------     -------------------
                                                                              |
 Revenues                                                $            26,193  |     $           20,396      $           27,167
                                                                              |
 Cost and expenses:                                                           |
    Operating, general and administrative                             12,589  |                  9,382                  13,855
    Depreciation and amortization                                     14,570  |                  8,912                  12,259
    Corporate expense charges - related party                            511  |                      -                       -
                                                         -------------------  |     ------------------     -------------------
        Operating income (loss)                                       (1,477) |                  2,102                   1,053
                                                                              |
 Interest income                                                          38  |                    122                      91
 Interest expense                                                     (2,793) |                 (6,321)                 (9,069)
                                                         -------------------  |     ------------------     -------------------
                                                                              |
 Loss before provision (benefit) for income taxes                     (4,232) |                 (4,097)                 (7,925)
                                                                              |
 Provision (benefit) for income taxes                                     19  |                    (65)                    105
                                                         -------------------  |     ------------------     -------------------
                                                                              |
 Net loss                                                $            (4,251) |     $           (4,032)    $            (8,030)
                                                         ===================  |     ==================     ===================




      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   PREDECESSOR
                                                             --------------------------------------------------------

                                                                 PAID-IN            ACCUMULATED       TOTAL MEMBER's
                                                                 CAPITAL              DEFICIT             EQUITY
                                                             ----------------     --------------      --------------

Balance at December 31, 1998                                 $        108,600     $       (12,979)    $        95,621

Net loss                                                                   --              (4,032)             (4,032)
                                                             ----------------     ---------------     ---------------

Balance at April 30, 1999                                    $        108,600     $       (17,011)    $        91,589
                                                             ================     ===============     ===============

---------------------------------------------------------------------------------------------------------------------

                                                                                    SUCCESSOR
                                                             --------------------------------------------------------
                                                                                                          TOTAL
                                                                 PAID-IN            ACCUMULATED          MEMBER's
                                                                 CAPITAL              DEFICIT             EQUITY
                                                             ----------------     ----------------    ---------------

Initial capitalization, May 1, 1999                          $        350,444     $             --    $       350,444

Contribution                                                           34,223                   --             34,223

Distributions                                                            (406)                  --               (406)

Net loss                                                                   --               (4,251)            (4,251)
                                                             ----------------     ----------------    ---------------

Balance at September 30, 1999                                $        384,261     $         (4,251)   $       380,010
                                                             ================     ================    ===============



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                        SUCCESSOR       |               PREDECESSOR
                                                                    ------------------- |  --------------------------------------
                                                                                        |                         NINE MONTHS
                                                                                        |                            ENDED
                                                                    FIVE MONTHS ENDED   |  FOUR MONTHS ENDED     SEPTEMBER 30,
                                                                    SEPTEMBER 30, 1999  |    APRIL 30, 1999           1998
                                                                    ------------------- |  -----------------    ----------------
                                                                                        |
OPERATING ACTIVITIES:                                                                   |
   Net loss                                                         $           (4,251) |  $         (4,032)    $        (8,030)
   Adjustments to reconcile net loss to net cash provided by                            |
    operating activities:                                                               |
     Depreciation and amortization                                              14,570  |             8,912              12,259
     Accretion on senior discount notes and non-cash interest                           |
     expense                                                                     2,744  |             3,850               4,835
   Changes in operating assets and liabilities, net of effects                          |
    from acquisitions:                                                                  |
     Accounts receivable, net                                                  (14,816) |               298              (1,546)
     Prepaid expenses and other assets                                             139  |               (75)               (530)
     Accounts payable and accrued expenses                                       2,026  |            (5,046)              8,574
     Payables to manager of cable systems - related party                        1,646  |                 -                   -
     Deferred marketing support                                                      -  |                 -                 478
     Advances from affiliates                                                        -  |              (135)                104
                                                                    ------------------  |  ----------------     ---------------
        Net cash provided by operating activities                                2,058  |             3,772              16,144
                                                                    ------------------  |  ----------------     ---------------
                                                                                        |
INVESTING ACTIVITIES:                                                                   |
   Acquisitions of cable systems                                                  (268) |            (2,770)           (309,600)
   Escrow deposit                                                                    -  |               150                   -
   Capital expenditures                                                         (3,937) |            (4,250)             (2,260)
   Cable franchises                                                                  -  |                 -              (1,510)
   Other intangible assets                                                           -  |                16                (463)
                                                                    ------------------  |  ----------------     ---------------
        Net cash used in investing activities                                   (4,205) |            (6,854)           (313,833)
                                                                    ------------------  |  ----------------     ---------------
                                                                                        |
FINANCING ACTIVITIES:                                                                   |
   Debt acquisition costs                                                            -  |                 -              (8,344)
   Repayments on bank debt                                                           -  |                 -              (7,500)
   Proceeds from bank debt                                                           -  |                 -             110,000
   Net proceeds from issuance of 10% senior discount notes                           -  |                 -             100,012
   Capital contributions                                                             -  |                 -             108,600
   Distributions to parent                                                        (406) |                 -                   -
                                                                    ------------------  |  ----------------     ---------------
        Net cash provided by (used in) financing activities                       (406) |                 -             302,768
                                                                    ------------------  |  ----------------     ---------------
                                                                                        |
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (2,553) |            (3,082)              5,079
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 5,400  |             8,482                   -
                                                                    ------------------  |  ----------------     ---------------
                                                                                        |
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $            2,847  |  $          5,400     $         5,079
                                                                    ==================  |  ================     ===============
                                                                                        |
CASH PAID FOR INTEREST                                              $            2,525  |  $          4,210     $         2,464
                                                                    ==================  |  ================     ===============


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS EXCEPT WHERE INDICATED)
                                   (UNAUDITED)


1.       ORGANIZATION

         Renaissance Media Group LLC ("Group") was formed on March 13, 1998, by Renaissance Media Holdings LLC ("Holdings"). On March 20, 1998, Holdings contributed to Group its membership interests in two wholly owned subsidiaries; Renaissance Media (Louisiana) LLC ("Louisiana") and Renaissance Media (Tennessee) LLC ("Tennessee"). Louisiana and Tennessee acquired a 76% interest and 24% interest, respectively, in Renaissance Media LLC ("Media") from Morgan Stanley Capital Partners III, Inc. ("MSCP III") on February 13, 1998 for a nominal amount. As a result, Media became a subsidiary of Holdings. The transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests since an entity affiliated with MSCP III had a controlling interest in Holdings. Group and its subsidiaries are collectively referred to as the "Company" herein. On April 9, 1998, the Company acquired (the "TWI Acquisition") six cable television systems (the "TWI Systems") from TWI Cable, Inc. ("TWI Cable") a subsidiary of Time Warner Inc. ("Time Warner"). Prior to TWI Acquisition, the Company had no operations other than start-up related activities.

         On February 23, 1999, Holdings, Charter Communications, Inc., presently doing business as Charter Investment, Inc. ("Charter") and Charter Communications, LLC ("Buyer" or "CC LLC") executed a purchase agreement (the "Charter Purchase Agreement"), providing for Holdings to sell and Buyer to purchase, all the outstanding limited liability company membership interests in Group held by Holdings (the "Charter Transaction") subject to certain covenants and restrictions pending closing and satisfaction of certain conditions prior to closing. The purchase price was $459 million, consisting of $348 million in cash and $111 million in carrying value of debt assumed. On April 30, 1999, the Charter Transaction was consummated.

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

         For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for additional disclosures and information.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS EXCEPT WHERE INDICATED)
                                   (UNAUDITED)


3.       ACQUISITIONS:

         As a result of the change in ownership of Group, the Company has applied push-down accounting in the preparation of the accompanying financial statements effective April 30, 1999. Accordingly, the Company increased its member's equity to $350.4 million to reflect the amounts paid by Charter. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values including amounts assigned to franchises of $399.5 million. The allocation of the purchase price is based, in part, on preliminary information which is subject to adjustment upon obtaining complete valuation information of intangible assets. Management believes that the finalization of the purchase price will not have a material impact on the results of operations or financial position of the Company.

         As a result of the Charter Transaction, application of push-down accounting and the allocation of purchase price, the financial information of the Company in the accompanying condensed consolidated financial statements and notes thereto as of September 30, 1999, and for the successor period (May 1, 1999 through September 30, 1999) is presented on a different cost basis than the financial information of the Company as of December 31, 1998, and for the predecessor periods (January 1, 1999 through April 30, 1999, and the nine months ended September 30, 1998) and therefore, such information is not comparable.

         Pro forma operating results as though the Charter Transaction and the TWI Acquisition (discussed in Note 1) had been consummated on January 1, 1998 with pro forma adjustments to give effect to amortization of franchises, interest expense and certain other adjustments are as follows:



                                          Three Months Ended                      Nine Months Ended
                                             September 30                            September 30
                                  ------------------------------------    -----------------------------------
                                       1999                 1998              1999                 1998
                                  ----------------     ---------------    --------------      ---------------
     Revenues                         $15,782              $14,660             $46,667           $42,932
     Operating income (loss)            1,668                6,461                 634             2,894
     Net income (loss)                  5,067                2,652              (1,009)           (6,084)

         The pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

4.       DEBT

         Media maintained a credit agreement (the "Credit Agreement"). The aggregate commitments under the Credit Agreement totaled $150,000, consisted of a $40,000 revolver, $60,000 Tranche A Term Loans and $50,000 Tranche B Term Loans. In connection with the Charter Transaction all amounts outstanding, including accrued interest and unpaid fees, under the Credit Agreement were paid in full and the Credit Agreement was terminated on April 30, 1999.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS EXCEPT WHERE INDICATED)
                                   (UNAUDITED)


         On May 28, 1999, as a result of the Charter Transaction (i.e., change of control) and in accordance with the terms and conditions of the indenture governing the 10% senior discount notes (the "Notes"), the Company made an offer (the "Tender Offer") to purchase any and all of the Notes at 101% of their accreted value, plus accrued and unpaid interest, if any, through June 28, 1999. The Tender Offer expired on June 23, 1999, whereby 48,762 notes ($1 face amount at maturity) were validly tendered and accepted for purchase. On June 28, 1999, Charter Communications Operating, LLC ("CCO"), the indirect parent of the Company, paid a sum of $34,223 for all of the Notes validly tendered. Accordingly, the Company recorded this payment for the extinguishment of debt as a capital contribution.

         The indenture governing the Notes limits cash payments by the Company to the sum of: i) the amount by which consolidated EBITDA (as defined) exceeds 130% of consolidated interest expense (as defined) determined on a cumulative basis, ii) capital contributions, and iii) an amount equal to the net reduction in investments (as defined). Excess cash will be made available to CCO, parent entity of CC LLC, as permitted by the indenture, including the funding of CCO's credit facility (the "CCO Credit Agreement").

         The Company and all subsidiaries of CCO have guaranteed payment and performance by CCO of its obligations inherent in the CCO Credit Agreement. In addition, Group and its wholly owned subsidiaries, and all subsidiaries of CCO have pledged their ownership interests as collateral to the CCO Credit Agreement.


5.       RELATED PARTY TRANSACTIONS

         In connection with the TWI Acquisition, Media entered into an agreement with Time Warner, pursuant to which Time Warner would manage the Company's cable programming services in exchange for providing the Company access to certain Time Warner programming arrangements (the "Time Warner Agreement"). Management believes that these programming rates made available through its relationship with Time Warner are lower than the Company could obtain separately. Such volume rates are not available after the Charter Transaction.

         In connection with the Charter Transaction, the Time Warner Agreement was terminated and Media returned to Time Warner $650 in deferred marketing credits owed to program providers under the programming arrangements.

         Currently, the Company is charged a management fee equal to 3.5% of revenues, as stipulated in the management agreement between Charter and CCO. To the extent that management fees charged to the Company are greater (less) than the corporate expenses incurred by Charter, the Company will record distributions to (capital contributions from) Charter. For the period from May 1, 1999 through September 30, 1999, the management fee charged to the Company exceeded the corporate expenses incurred by Charter on behalf of the Company by $406, which is reflected as a capital distribution. Management fees currently payable of $917 are included in payables to manager of cable systems - related party as of September 30, 1999.

         Receivable from related party represents temporary non-interest bearing loans to CCO.

PART I        FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION AND RECENT DEVELOPMENTS

         Renaissance Media Group LLC ("Group") was formed by Renaissance Media Holdings LLC ("Holdings") on March 13, 1998. Group was formed to acquire, operate and develop cable television systems through its subsidiaries in markets within the United States primarily located in the Southeast. Group and its wholly owned subsidiaries are collectively referred to as the "Company" herein. Prior to March 13, 1998, the Company's start-up activities were conducted by Holdings and Renaissance Media LLC ("Media").

         On April 9, 1998, the Company completed its first acquisition (the "TWI Acquisition"). Pursuant to an asset purchase agreement with TWI Cable, the Company acquired cable television systems clustered in southern Louisiana, western Mississippi and western Tennessee (the "TWI Systems").

         On February 23, 1999, Holdings, Charter Communications, Inc. ("Charter"), presently doing business as Charter Investment, Inc., and Charter Communications, LLC ("Buyer" or "CC LLC") executed a purchase agreement (the "Charter Purchase Agreement"), providing for Holdings to sell and Buyer to purchase, all the outstanding limited liability company membership interests in Group held by Holdings (the "Charter Transaction") subject to certain covenants and restrictions pending closing, and satisfaction of certain conditions prior to closing. On April 30, 1999, the Charter Transaction was consummated. In connection therewith, all amounts outstanding, including accrued interest and unpaid fees, under the Credit Agreement were paid in full and the Credit Agreement was terminated.

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

RESULTS OF OPERATIONS

         The comparability of operating results between the three and nine months ended September 30, 1999 and the corresponding periods for 1998 are affected by two events which occurred during 1998 and 1999: 1) the Charter Transaction on April 30, 1999 and 2) the TWI Acquisition on April 9, 1998.

         The following table summarizes the operating results for the three and nine months ended September 30, 1999 in comparison to the same periods in 1998, the 1999 results for the predecessor period (January 1 through April 30) have been combined with the successor period (May 1 through September 30) and exclude any pro forma adjustments related to the Charter Transaction. The most significant impact of the Charter Transaction on the operating results was the increase in amortization expense as a result of the allocation of $399.5 million to cable franchises and the reduction in interest expense as a result of the extinguishment of debt. In conjunction with the Charter Transaction, our debt has been reduced to $83.8 million. The remainder of our operations is being financed by CCO.


                                                             Three Months Ended           Nine Months Ended
                                                                September 30                September 30
                                                         --------------------------   -------------------------
                                                             1999           1998          1999          1998
                                                         ------------   -----------   -----------   -----------
         Revenues                                        $     15,782   $    14,246   $    46,589   $    27,167
         Operating expenses                                    16,797        14,000        45,964        26,114
                                                         ------------   -----------   -----------   -----------
         Operating income (loss)                               (1,015)          246           625         1,053
         Interest and other expenses                            1,031         4,678         8,908         9,083
                                                         ------------   -----------   -----------   -----------

         Net loss                                        $     (2,046)  $    (4,432)  $    (8,283)  $    (8,030)
                                                         ============   ===========   ===========   ===========


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

         The Systems served 132,258 basic subscribers at September 30, 1999 compared with 127,919 basic subscribers at September 30, 1998, an increase of 4,339 subscribers or 3.4%. Premium service units increased to 60,750 at September 30, 1999 from 59,831 at September 30, 1998.

         Revenues. Revenues increased $1.6 million, or 10.8%, to $15.8 million for the three months ended September 30, 1999 from $14.2 million for the three months ended September 30, 1998. The increase in revenues for the three months ended September 30, 1999 resulted primarily from the increase in basic customers and an increase in the basic and expanded basic rates charged to these customers.

         Operating Expenses. Operating expenses include operating, general and administrative, depreciation and amortization, and corporate expense charges and increased $2.8 million or 20.0% from $14.0 million for the three months ended September 30, 1998 to $16.8 million for the three months ended September 30, 1999. The increase in operating expenses for the three months ended September 30, 1999 resulted primarily from the increase in programming costs and severance costs associated with the Charter Transaction. Programming rates previously made available to the Company through its relationship with Time Warner are lower than such volume rates available after the Charter Transaction.

         Operating Income (Loss). Operating income decreased $1.2 million from $0.2 million for the three months ended September 30, 1998 to an operating loss of $1.0 million for the three months ended September 30, 1999. The increase in revenues that resulted from customer growth and price increases was not sufficient to offset the increase in operating expenses.

         Interest Expense and other expenses. Interest expense and other expenses, decreased $3.7 million or 78.0% to $1.0 million for the three months ended September 30, 1999 from $4.7 million for the three months ended September 30, 1998. This decrease was due to lower interest expense in connection with the extinguishment of debt on May 1, 1999.

         Net Loss. For the reasons discussed above, net loss decreased $2.4 million, or 53.8%, to $2.0 million for the three months ended September 30, 1999 from $4.4 million for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenues increased $19.4 million, or 71.5%, to $46.6 million for the nine months ended September 30, 1999 from $27.2 million for the nine months ended September 30, 1998. The increase in revenues for the nine months ended September 30, 1999 resulted primarily from the TWI Acquisition.

         Operating Expenses. Operating expenses increased $19.9 million or 76.0% from $26.1 million for the nine months ended September 30, 1998 to $46.0 for the nine months ended September 30, 1999. The increase in operating expenses for the nine months ended September 30, 1999 resulted primarily from the Charter Transaction and the TWI Acquisition.

         Operating Income (Loss). Operating income decreased $0.5 million or 40.6% to $0.6 million for the nine months ended September 30, 1999 from $1.1 million for the nine months ended September 30, 1998. The decrease in operating income resulted from the Charter Transaction and the TWI Acquisition.

         Interest Expense and other expenses. Interest expense and other expenses, decreased $0.2 million or 1.9% to $8.9 million for the nine months ended September 30, 1999 from $9.1 million for the nine months ended September 30, 1998. This decrease was due to the extinguishment of debt on May 1, 1999.

         Net Loss. For the reasons discussed above, net loss increased $0.3 million, or 3.2% to $8.3 million for the nine months ended September 30, 1999 from $8.0 million for the nine months ended September 30, 1998.

REGULATION AND LEGISLATION

         The operation of a cable system is extensively regulated by the Federal Communications Commission, some state governments and most local governments. The 1996 Telecom Act has altered the regulatory structure governing the nation's communications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable rate regulation and encourages additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

         The 1996 Telecom Act requires the Federal Communications Commission to undertake a host of rulemakings. Moreover, Congress and the Federal Communications Commission have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations, and there have been calls in Congress and at the Federal Communications Commission to maintain or even tighten cable regulation in the absence of widespread effective competition.

         The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under the regime, all cable systems are subject to rate regulation, unless they fact "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

         The Federal Communications Commission's authority to regulate cable programming service tier rates effectively expired on March 31, 1999. The Federal Communications Commission has taken the position that it will still adjudicate cable programming service tier complaints filed after this sunset date, but no later than 180 days after the last cable programming service tier rate increase imposed prior to March 31, 1999, and will strictly limit its review, and possibly refund orders, to the time period predating the sunset date. We do not believe any adjudications regarding these pre-sunset complaints will have a material adverse effect on our business. The elimination of cable programming service tier regulation, which is the rate regulation of a particular level of packaged programming services, typically referring to the expanded basic level of service, on a prospective basis affords us substantially greater pricing flexibility.

LIQUIDITY AND CAPITAL RESOURCES

         The cable business requires substantial capital for the upgrading, expansion and maintenance of signal distribution equipment, as well as for home subscriber devices and wiring, and service vehicles. The Company will continue to deploy fiber optic technology and to upgrade the Systems to a minimum of 550 MHz. The deployment of fiber optic technology will allow the Company to complete future upgrades to its systems in a cost-effective manner.

         The working capital requirements of a cable business are generally not significant since subscribers are billed for services monthly in advance, while the majority of expenses incurred (except for payroll) are paid generally 30-60 days after their incurrence.

         Net cash provided by operations was $5.7 million and $5.8 million for the three months ended and nine months ended September 30, 1999, respectively. Net cash used in investing activities was $3.5 million and $11.1 million for the three months ended and nine months ended September 30, 1999. Net cash used in financing activities was $-0- and $0.4 million for the three months ended and nine months ended September 30, 1999.

         The Company expects to make substantial investments in capital to: (i) upgrade its cable plant; (ii) build line extensions; (iii) purchase new equipment; and (iv) acquire the equipment necessary to implement its digital, Internet and data transmission strategies. In 1999, the Company estimates capital expenditures will range from approximately $10 million to $12 million. However, the actual amount and timing of the Company's capital requirements may differ materially from the Company's estimates as a result of, among other things, the demand for the Company's services and regulatory, technological and competitive developments (including additional market developments and new opportunities) in the Company's industry. During the nine months ended September 30, 1999, the Company made capital expenditures of approximately $8.2 million.

         Borrowings under Media's Credit Agreement bore interest at floating rates, although the Company was required to maintain interest rate protection programs. Media's obligations under the Credit Agreement were secured by substantially all the assets of Media. On April 30, 1999, all outstanding indebtedness under the Credit Agreement was repaid and the facility was terminated.

         On May 28, 1999, as a result of the Charter Transaction (i.e., change of control) and in accordance with the terms and conditions of the indenture governing the 10% senior discount notes (the "Notes"), the Company made an offer (the "Tender Offer") to purchase any and all of the Notes at 101% of their accreted value, plus accrued and unpaid interest, if any, through June 28, 1999. The Tender Offer expired on June 23, 1999, whereby 48.8 million notes ($1,000 face amount at maturity) were validly tendered and accepted for purchase. On June 28, 1999, Charter Communications Operating, LLC ("CCO"), parent entity of CC LLC, paid a sum of $34.2 million for all the Notes validly tendered. Accordingly, the Company recorded this payment for the extinguishment of debt as a capital contribution.

         The indenture governing the 10% Notes limits cash payments by the Company to the sum of: i) the amount by which consolidated EBITDA (as defined) exceeds 130% of consolidated interest expense (as defined) determined on a cumulative basis, ii) capital contributions, and iii) an amount equal to the net reduction in investments (as defined). Excess cash will be made available to CCO, as permitted by the indenture, including the funding of CCO's credit facility (the "CCO Credit Agreement").

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

         The Company believes it has identified all systems that may be affected by Year 2000 issues. Concurrent with the identification phase, the Company is securing compliance determinations relative to all identified systems. For those systems that the Company believes are material, compliance programs have been received or such systems have been certified by independent parties as Year 2000 compliant. For those material systems that are subject to compliance programs, the Company has received Year 2000 certifications from independent parties by the second quarter of 1999. Determinations of Year 2000 compliance requirements for less mission critical systems have been completed by the end of third quarter of 1999.

         With respect to third parties with which the Company has a material relationship, the Company believes its most significant relationships are with financial institutions, who receive subscriber monthly payments and maintain Company bank accounts, and subscriber billing and management systems providers. We have received compliance programs, which should provide a high degree of assurance that all Year 2000 third party issues described herein will be addressed by late 1999.

         The Company has incurred $100,000 in Year 2000 costs to date, and excluding the need for contingency plans, does not expect to incur any additional significant Year 2000 costs in the future because most of its applications are maintained by third parties who have borne Year 2000 compliance costs.

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

         The Company has developed contingency plans necessary to handle the most likely worst case scenarios and distributed those plans to field personnel outlining specific manual override procedures and a communication program. These plans have been developed in concert with out third party suppliers.

IMPACT OF INFLATION

         With the exception of cable programming costs, the Company does not believe that inflation has had or will have a significant effect on its results of operations or capital expenditure programs. Cable programming cost increases in the past have tended to exceed inflation and may continue to do so in the future. The Company, in accordance with FCC regulations, may pass along programming cost increases to its subscribers.

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

FORWARD-LOOKING STATEMENTS

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

         Important factors that could cause actual results to differ materially from the forward-looking statements contained herein include, but are not limited to:
         - our anticipated capital expenditures for our planned upgrades and the ability to fund these expenditures; and

         -   our expectations to be ready for any Year 2000 problem.

         Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may effect the Company's business.

PART II                  OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS - None

ITEM 2:           CHANGES IN SECURITIES - None

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4:           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None

ITEM 5.           OTHER INFORMATION - None

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


                                   RENAISSANCE MEDIA GROUP LLC
                                   RENAISSANCE MEDIA (TENNESSEE) LLC
                                   RENAISSANCE MEDIA (LOUISIANA) LLC


Dated November 12, 1999            By:  CHARTER INVESTMENT, INC.
                                        ------------------------
                                   its Manager

                                   By: /s/ JERALD L. KENT
                                       --------------------------------------
                                       Name:  Jerald L. Kent
                                       Title: President, Chief Executive Officer


                                   RENAISSANCE MEDIA CAPITAL CORPORATION


Dated November 12, 1999            By: /s/ JERALD L. KENT
                                       --------------------------------------
                                       Name:  Jerald L. Kent
                                       Title: President, Chief Executive Officer






By: /s/ JERALD L. KENT                                        November 12, 1999
    --------------------------------------
    Name:  Jerald L. Kent
    Title: President, Chief Executive Officer


By: /s/ KENT D. KALKWARF                                      November 12, 1999
    --------------------------------------
    Name:  Kent D. Kalkwarf
    Title: Senior Vice President and
           Chief Financial Officer