Form 10-K405
period 1999-12-31
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 2000-03-30
CIK 1062363, 1062365, 1062367, 1062368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------
                                    FORM 10-K

     [X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the transition period from             to             .
                                        ------------  ------------

                            COMMISSION FILE NUMBERS:

                     RENAISSANCE MEDIA GROUP LLC*--333-56679
                RENAISSANCE MEDIA (LOUISIANA) LLC*--333-56679-02
                RENAISSANCE MEDIA (TENNESSEE) LLC*--333-56679-01
              RENAISSANCE MEDIA CAPITAL CORPORATION*--333-56679-03
           (Exact names of Registrants as specified in their charters)


          Delaware                                           14-1803051
          Delaware                                           14-1801165
          Delaware                                           14-1801164
          Delaware                                           14-1803049
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Numbers)


   12444 Powerscourt Drive - Suite 100
          St. Louis, Missouri                                  63131
 (Address of principal executive offices)                    (Zip code)

                                 (314) 965-0555
              (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting equity securities held by non-affiliates of the Registrants:

   All of the limited liability company membership interests of Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC are held by Renaissance Media Group LLC. All of the issued and outstanding shares of capital stock of Renaissance Media Capital Corporation are held by Renaissance Media Group LLC. All of the limited liability company membership interests of Renaissance Media Group LLC are held by Charter Communications, LLC (and indirectly by Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated into this Report by reference: None

* Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation meet the conditions set forth in General Instruction J(1)(a) and (b) to the Form 10-K and are therefore filing with the reduced disclosure format.

                           RENAISSANCE MEDIA GROUP LLC
                        RENAISSANCE MEDIA (LOUISIANA) LLC
                        RENAISSANCE MEDIA (TENNESSEE) LLC
                      RENAISSANCE MEDIA CAPITAL CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

                                                                                                Page
                                                                                            --------------
Item  1   Business.......................................................................         1
Item  2   Properties.....................................................................         2
Item  3   Legal Proceedings..............................................................         3

                                              PART II

Item  5   Market for Registrant's Common Equity and Related Stockholder Matters..........         3
Item  7   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................         4
Item  7a  Quantitative and Qualitative Disclosures about Market Risk.....................         5
Item  8   Financial Statements and Supplementary Data....................................         6
Item  9   Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.................................................................         6

                                              PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................         6

Signatures...............................................................................         10

                                     PART I

ITEM 1--BUSINESS

Organization and Ownership Structure

Renaissance Media Group LLC ("Group") was formed by Renaissance Media Holdings LLC ("Holdings") to own and operate cable television systems that provide programming and related services to subscribers. Renaissance Media Capital Corporation ("Capital") was also formed by Holdings as a wholly owned subsidiary of Group. On March 20, 1998, Holdings contributed to Group its membership interests in two wholly owned subsidiaries: Renaissance Media (Louisiana) LLC ("Louisiana") and Renaissance Media (Tennessee) LLC ("Tennessee"). Louisiana and Tennessee had previously acquired a 76% interest and 24% interest, respectively, in Renaissance Media LLC ("Media") from Morgan Stanley Capital Partners III, Inc. ("MSCP III") on February 13, 1998, for a nominal amount. As a result, Media became a subsidiary of Holdings. The transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests since an entity affiliated with MSCP III had a controlling interest in Holdings. Group and its subsidiaries are collectively referred to as the "Company" herein. On April 9, 1998, the Company acquired six cable television systems from TWI Cable, Inc., a subsidiary of Time Warner Inc. ("Time Warner").

On February 23, 1999, Holdings, Charter Communications, Inc., presently doing business as Charter Investment, Inc. ("Charter Investment"), and Charter Communications, LLC ("Buyer" or "CC LLC") executed a purchase agreement (the "Charter Purchase Agreement"). The Charter Purchase Agreement provided for Holdings to sell and Buyer to purchase all of the outstanding limited liability company membership interests in Group held by Holdings (the "Charter Transaction"), subject to certain covenants and restrictions pending satisfaction of certain conditions prior to closing. The purchase price was $459 million, consisting of $348 million in cash and $111 million in accreted value of debt assumed. On April 30, 1999, the Charter Transaction was consummated. The Company is now indirectly held by Charter Communications Holdings, LLC, which is a reporting company under the Exchange Act.

General

The Company was formed to acquire, operate and develop medium-sized cable television systems. The six cable television systems acquired from Time Warner in 1998 are clustered in southern Louisiana and western Mississippi (the "Louisiana Systems") and western Tennessee (the "Tennessee System"). As of December 31, 1999, they passed approximately 196,600 homes and served approximately 133,600 subscribers. Group and Capital have no material assets other than Group's investment in Louisiana and Tennessee and do not, and will not, conduct any operations.

The Company's objective is to increase operating cash flow by increasing the customer base and the amount of cash flow per customer. The Company intends to achieve this objective by improving its technical plant, resulting in increasing the bandwidth capacity of the systems, offering new products and services, and maximizing customer satisfaction. The Company also believes that by clustering systems it is able to realize economies of scale, such as reduced payroll, reduced billing and technical costs per subscriber, reduced advertising sales costs, increased local advertising sales, more efficient roll-out and utilization of new technologies, and consolidation of its customer service functions. The Company plans to offer new cable and broadband services including digital television and high-speed Internet access.

The Company's principal executive offices are located at 12444 Powerscourt Drive
- Suite 100, St. Louis, Missouri, 63131.

The Louisiana Systems

The Louisiana Systems consist of five cable television systems serving approximately 99,900 basic subscribers as of December 31, 1999, located in southern Louisiana and western Mississippi: the St. Tammany system, the St. Landry system, the Lafourche system, the Picayune system and the Pointe Coupee system.

The Tennessee System

As of December 31, 1999, the Tennessee System served approximately 33,700 basic subscribers located in Jackson, Tennessee and surrounding counties.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. The Company's actual results could differ materially from those discussed herein, and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. The forward-looking statements within this Form 10-K are identified by words such as "believes", "anticipates", "accepts", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC.

Important factors that could cause actual results to differ materially from the forward-looking statements contained herein include, but are not limited to:

- General economic and business conditions, both nationally and in the regions where the Company operates;

- Anticipated capital expenditures for planned upgrades and the ability to fund these expenditures;

-  Technology changes;

- The Company's ability to effectively compete in a highly competitive environment;

-  Changes in business strategy or development plans;

- Beliefs regarding the effects of governmental regulation on the Company's business;

-  The ability to attract and retain qualified personnel;

-  Liability and other claims asserted against the Company.

Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

ITEM 2--PROPERTIES

A cable television system consists of three principal operating components. The first component, known as the headend, receives television and information signals generally by means of special antennas and satellite earth stations. The second component, the distribution network, which originates at the headend and extends throughout the system's service area, consists of microwave relays, coaxial or fiber optic cables and associated electronic equipment placed on utility poles or buried underground. Coaxial cable is a type of cable used for broadband data and cable systems. This type of cable has excellent broadband frequency characteristics, noise, immunity and physical durability. Fiber optic cable is a communication medium that uses hair-thin glass fibers to transmit signals over long distances with minimum signal loss or distortion. The third component of the system is a "drop cable," which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set. An additional component used in certain systems is the home terminal device, or converter/descrambler, that expands channel capacity to permit reception of multiple channels of programming on a non-cable ready television set and permits the operator to control the reception of program offerings by subscribers.

The Company's principal physical assets consist of cable television systems, including signal-receiving, encoding and decoding apparatus, headends, distribution systems and subscriber house drop equipment for each of the systems. The signal receiving apparatus typically includes a tower, antennas, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, typically are located near the receiving devices. The Company's distribution systems consist primarily of coaxial cable, fiber optic cable and related electronic equipment. As upgrades are completed, the Company will continue to incorporate fiber optic cable. At December 31, 1999, approximately 48% of the Company's customers were served by systems with at least 550 megahertz bandwidth capacity. Subscriber equipment consists of house drops, converters/descramblers and, in some cases, traps. The Company owns its distribution systems, various office fixtures, test equipment and certain service vehicles. The physical components of the systems require maintenance and periodic upgrading to keep pace with technological advances.

The Company's cables are generally attached to utility poles in accordance with pole rental agreements with local public utilities, although in some areas the distribution cable is buried in trenches or placed in underground ducts. The FCC regulates most pole attachment rates under the Federal Pole Attachment Act, although in certain cases attachment rates are regulated by state law.

The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave complexes and business offices. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations as presently conducted.

ITEM 3--LEGAL PROCEEDINGS

As of the date hereof, the Company is not a party to any material pending litigation proceedings. The Company is subject to certain litigation proceedings incidental to its business. The Company's management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Company's business, results of operations or financial condition.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for the equity interests in any of Louisiana, Tennessee, Capital and Group. CC LLC (and indirectly Charter Communications Holdings, LLC) owns all of the limited liability company membership interests of Group. Group owns all the limited liability company membership interests of Louisiana and Tennessee and all the outstanding capital stock of Capital.

Effective with the Charter Transaction, the Company records distributions when management fees charged to the Company exceed expenses incurred on its behalf. For the eight months ended December 31, 1999, net distributions totaled $18,800. The Company has not paid distributions to its members since its inception. The Company's ability to pay distributions is limited under the terms of covenants in the indenture governing Group's outstanding Senior Discount Notes.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes amounts and the percentage of total revenues for certain items for the periods indicated (dollars in thousands):


                                         EIGHT MONTHS ENDED        |       FOUR MONTHS ENDED           FOR THE PERIOD FROM APRIL 9,
                                          DECEMBER 31, 1999        |        APRIL 30, 1999           1998 TO DECEMBER 31, 1998 (a)
                                     ----------------------------  |  ----------------------------   -------------------------------
                                                                   |
                                       Amount             %        |      Amount             %            Amount              %
                                       ------             -        |      ------             -            ------              -
                                                                   |
Revenues (b)                             $42,032           100.0   |         $21,110        100.0            $ 42,977         100.0
                                     ------------    ------------  |  ---------------     --------   -----------------     ---------
                                                                   |
Costs and Expenses:                                                |
   Operating, General                                              |
      and Administrative (b)              20,566            48.9   |          10,096         47.8              22,490          52.3
   Depreciation and                                                |
      Amortization                        23,150            55.1   |           8,912         42.2              19,107          44.5
   Corporate Expense                                               |
     Charges-Related Party                 1,625             3.9   |              --           --                  --            --
                                     ------------    ------------  |  ---------------     --------   -----------------     ---------
                                                                   |
Operating Income (Loss)                   (3,309)           (7.9)  |           2,102         10.0               1,380           3.2
                                                                   |
Interest Income                               61             0.1   |             122          0.6                 158           0.4
Interest Expense                          (5,527)          (13.1)  |          (6,321)       (30.0)            (14,358)        (33.4)
                                     ------------    ------------  |  ---------------     --------   -----------------     ---------
                                                                   |
Loss Before Income Taxes                  (8,775)          (20.9)  |          (4,097)       (19.4)            (12,820)        (29.8)
                                                                   |
Provision (Benefit) for                                            |
  Income Taxes                                --              --   |             (65)        (0.3)                135           0.3
                                     ------------    ------------  |  ---------------     --------   -----------------     ---------
                                                                   |
Net Loss                                $ (8,775)          (20.9)  |         $(4,032)       (19.1)           $(12,955)        (30.1)
                                     ============    ============  |  ===============     ========   =================     =========

Other financial data is as follows for the periods indicated (dollars in thousands, except Revenue per Basic Customer):

                                                                                                           FOR THE PERIOD FROM
                                         EIGHT MONTHS ENDED         |                                        APRIL 9, 1998 TO
                                          DECEMBER 31, 1999         |                                      DECEMBER 31, 1998 (a)
                                     ----------------------------   |                                -------------------------------
                                                                    |
EBITDA (c)                                              $ 19,841    |                                                       $20,487
Adjusted EBITDA (d)                                       21,466    |                                                        20,487
Homes Passed                                                        |
  (at period end)                                        196,591    |                                                       185,620
Basic Customers                                          133,617    |                                                       129,164
Basic Penetration                                          68.0%    |                                                         69.6%
Premium Units                                             72,534    |                                                        58,712
Premium Penetration                                        54.3%    |                                                         45.5%
Average Monthly Revenue                                             |
   per Basic Customer                                    $ 39.32    |                                                        $36.97

(a) The results of operations for the period ended December 31, 1998, only include operating results for the period April 9, 1998 to December 31, 1998. Prior to April 9, 1998, the Company had no operations.

(b) Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Company's customers and are periodically remitted to local franchises. Revenues and operating, general and administrative expenses presented here have been restated for the periods prior to the Charter Transaction to include the franchise fees collected from customers and then remitted to local franchises as revenues.

(c) EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(d) Adjusted EBITDA means EBITDA before corporate expense charges, management fees and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

Comparison of Results

As a result of the Charter Transaction, the application of push-down accounting, and the allocation of purchase price, the financial results for the periods presented above are not comparable. In addition, prior to the acquisition of the six cable television systems from Time Warner on April 9, 1998, the Company had no operations. Consequently, the results of operations for the period ended December 31, 1998, only include operating results for the period April 9, 1998 to December 31, 1998.

Year 2000 Issues

The Company has not experienced significant service disruptions or any other problems since the beginning of the year 2000. Management can not assure, however, that such problems will not arise in connection with customer billing or other periodic information gathering. The cost of the year 2000 remediation program was approximately $100,000. Management does not anticipate significant additional expenditures during 2000.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant portion of the customer base is concentrated within the local geographical area of each of the individual cable television systems. The Company generally extends credit to customers, and the ultimate collection of accounts receivable could be affected by the local economy. Management performs continuous credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. Management does not believe that there is any significant credit risk that could have a material effect on the Company's financial condition.

The following summarizes the contract terms and fair value of the Company's debt at December 31, 1999 (dollars in thousands):

                                      Expected Maturity Date
                   --------------------------------------------------------------                                     Fair
                     2000          2001         2002         2003         2004     Thereafter          Total          Value
                   ----------     --------     --------    ---------    --------- -------------     ------------    -----------
DEBT
  Fixed Rate              --           --           --           --           --      $114,413         $114,413        $79,517
  Interest Rate           --           --           --        10.0%        10.0%         10.0%            10.0%


ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, predecessor combined financial statements, the related notes thereto, and the reports of the Company's and predecessor's independent auditors are included in this Form 10-K beginning on page F-1.

Separate financial statements for Capital have not been presented as Capital had substantially no assets or equity. Accordingly, management has determined that such financial statements would not be material to investors.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a Form 8-K dated February 10, 2000 (amended on February 22,
2000), which announced a change in the Company's principal independent accountants from Ernst & Young LLP to Arthur Andersen LLP.

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this Annual Report on Form 10-K.

    (2)   Financial Statement Schedules
          All schedules are omitted because they are not required, not applicable, or the information is given in the financial statements or notes thereto.

    (3) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):


Exhibit
Number                     Description
------                     -----------
 3.1 Certificate of Incorporation of Renaissance Media Capital Corporation and all amendments thereto. (1)

 3.2       By-laws of Renaissance Media Capital Corporation.  (1)

 3.3       Certificate of Formation of Renaissance Media (Louisiana) LLC. (1)

 3.4 *     Certificate of Formation of Renaissance Media, LLC.

 3.5       Certificate of Formation of Renaissance Media (Tennessee) LLC. (1)

 3.7       Certificate of Formation of Renaissance Media Group LLC. (1)

Exhibit
Number                           Description
-------                          -----------
3.9 Amended and Restated Limited Liability Agreement of Renaissance Media Group LLC, dated April 29, 1999. (3)

3.10 Amended and Restated Limited Liability Agreement of Renaissance Media (Louisiana) LLC, dated April 29, 1999. (3)

3.11 Amended and Restated Limited Liability Agreement of Renaissance Media (Tennessee) LLC, dated April 29, 1999. (3)

3.12 Amended and Restated Limited Liability Agreement of Renaissance Media LLC, dated April 29, 1999. (3)

 4.1 Indenture dated as of April 9, 1998, by and among Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust Company of New York, as Trustee. (1)

10.5 Social Contract approved by the Federal Communications Commission (the "FCC") on November 30, 1995, and entered into between the FCC and Time Warner Entertainment Company, L.P., TWI Cable Inc. and Time Warner Entertainment-Advance/Newhouse Partnership, or any subsidiary, division or affiliate thereof. (2)

10.27 Purchase Agreement dated as of February 23, 1999, by and among Charter Communications, Inc., Charter Communications, LLC, Renaissance Media Holdings LLC and Renaissance Media Group LLC. [Confidential material omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.] (4)

10.28 Assumption Agreement, dated as of April 30, 1999, made by Renaissance Media Group LLC in favor of NationsBank, N.A. (3)

10.29 Assumption Agreement, dated as of April 30, 1999, made by Renaissance (Louisiana) Media LLC in favor of NationsBank, N.A. (3)

10.30 Assumption Agreement, dated as of April 30, 1999, made by Renaissance (Tennessee) Media LLC in favor of NationsBank, N.A. (3)

10.31 Assumption Agreement, dated as of April 30, 1999, made by Renaissance Media Capital Corporation in favor of NationsBank, N.A. (3)

10.33 Assumption Agreement, dated as of April 30, 1999, made by Renaissance Media LLC in favor of NationsBank, N.A. (3)

27.1 *   Financial Data Schedule.

(1) Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998.

(2) Incorporated by reference to the corresponding exhibit of Amendment 1 to the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on August 6, 1998.

(3) Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File No. 333-56679).

(4) Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-Kof Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation dated February 23, 1999 (Commission File No. 333-56679).

*        Filed herewith.

(b) Reports on Form 8-K:

No reports on form 8-K were filed during the fourth quarter of 1999. However, the Company filed a form 8-K dated February 10, 2000 (amended on February 22,
2000), which announced a change in the Company's principal independent accountants.

 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
                             SECTION 12 OF THE ACT.

No annual reports or proxy materials were sent to the Registrants' security holders during fiscal year 1999.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  Page
                                                                                                                  ----
RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
Report of Independent Public Accountants...........................................................................F-2
Consolidated Balance Sheet as of December 31, 1999.................................................................F-3
Consolidated Statement of Operations for the eight months ended December 31, 1999..................................F-4
Consolidated Statement of Changes in Member's Equity for the eight months ended December 31, 1999..................F-5
Consolidated Statement of Cash Flows for the eight months ended December 31, 1999..................................F-6
Notes to Consolidated Financial Statements.........................................................................F-7

RENAISSANCE MEDIA GROUP LLC
Report of Independent Auditors.....................................................................................F-18
Consolidated Balance Sheet as of April 30, 1999....................................................................F-19
Consolidated Statement of Operations for the four months ended April 30, 1999......................................F-20
Consolidated Statement of Changes in Members' Equity for the four months ended April 30, 1999......................F-21
Consolidated Statement of Cash Flows for the four months ended April 30, 1999......................................F-22
Notes to Consolidated Financial Statements.........................................................................F-23

RENAISSANCE MEDIA GROUP LLC
Report of Independent Auditors.....................................................................................F-35
Consolidated Balance Sheet as of December 31, 1998.................................................................F-36
Consolidated Statement of Operations for the year ended December 31, 1998..........................................F-37
Consolidated Statement of Changes in Members' Equity for the year ended December 31, 1998..........................F-38
Consolidated Statement of Cash Flows for the year ended December 31, 1998..........................................F-39
Notes to Consolidated Financial Statements.........................................................................F-40

RENAISSANCE MEDIA HOLDINGS LLC AND RENAISSANCE MEDIA LLC
Report of Independent Auditors.....................................................................................F-50
Combined Balance Sheet as of December 31, 1997.....................................................................F-51
Combined Statements of Income and Retained Earnings for the period from November 5, 1997
 (Date of Inception) to December 31, 1997 .........................................................................F-52
Combined Statement of Cash Flow for the period from November 5, 1997 (Date of Inception)
 to December 31, 1997..............................................................................................F-53
Notes to Financial Statements......................................................................................F-54

PREDECESSOR
Report of Independent Auditors.....................................................................................F-57
Combined Balance Sheet as of April 8, 1998.........................................................................F-58
Combined Statement of Operations for the period from January 1, 1998 through April 8, 1998.........................F-59
Combined Statement of Changes in Net Assets for the period from January 1, 1998 through
 April 8, 1998.....................................................................................................F-60
Combined Statement of Cash Flows for the period January 1, 1998 through April 8, 1998..............................F-61
Notes to Combined Financial Statements.............................................................................F-62

PREDECESSOR
Report of Independent Auditors.....................................................................................F-69
Combined Balance Sheets as of December 31, 1996 and 1997...........................................................F-70
Combined Statements of Operations for the years ended December 31, 1995, 1996 and 1997.............................F-71
Combined Statements of Changes in Net Assets for the years ended December 31, 1996 and 1997........................F-72
Combined Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.............................F-73
Notes to Combined Financial Statements.............................................................................F-74

                    Report of Independent Public Accountants

     To Renaissance Media Group LLC:

     We have audited the accompanying consolidated balance sheet of Renaissance Media Group LLC and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in member's equity and cash flows for the eight months ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Media Group LLC and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the eight months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


     /s/ ARTHUR ANDERSEN LLP


     St. Louis, Missouri
     February 16, 2000

                  Renaissance Media Group LLC and Subsidiaries

                           Consolidated Balance Sheet

                             (Dollars in Thousands)

                                                                                                DECEMBER 31, 1999
                                                                                                -----------------
                                          ASSETS
Current assets:
   Cash and cash equivalents                                                                    $      3,521
   Accounts receivable - trade, less allowance for doubtful accounts of $80                            1,084
   Prepaid expenses and other assets                                                                     157
   Receivable from related party                                                                      12,500
                                                                                             ------------------------
      Total current assets                                                                            17,262
                                                                                             ------------------------

Investment in cable systems:
   Property, plant and equipment                                                                      67,396
   Franchises, net of accumulated amortization of $18,445                                            396,416
                                                                                             ------------------------
      Total investment in cable systems                                                              463,812
                                                                                             ------------------------
      TOTAL ASSETS                                                                               $   481,074
                                                                                             ========================

                              LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                         $    16,405
   Payables to manager of cable systems - related party                                                2,289
                                                                                             ------------------------
      TOTAL CURRENT LIABILITIES                                                                       18,694
                                                                                             ------------------------

Long-term debt                                                                                        86,507
                                                                                             ------------------------
      TOTAL LIABILITIES                                                                              105,201
                                                                                             ------------------------

Member's equity                                                                                      375,873
                                                                                             ------------------------
      TOTAL LIABILITIES AND MEMBER'S EQUITY                                                      $   481,074
                                                                                             ========================



See accompanying notes to consolidated financial statements.

                  Renaissance Media Group LLC and Subsidiaries

                      Consolidated Statement of Operations

                             (Dollars in Thousands)

                                                                               EIGHT MONTHS
                                                                                   ENDED
                                                                             DECEMBER 31, 1999
                                                                             -----------------

Revenues                                                                    $     42,032

Costs and expenses:
   Operating, general and administrative                                          20,566
   Depreciation and amortization                                                  23,150
   Corporate expense charges - related party                                       1,625
                                                                         --------------------------
        Operating loss                                                            (3,309)

Interest income                                                                       61
Interest expense                                                                  (5,527)
                                                                         --------------------------

Net loss                                                                    $     (8,775)
                                                                         ==========================




See accompanying notes to consolidated financial statements.

                  Renaissance Media Group LLC and Subsidiaries

              Consolidated Statement of Changes in Member's Equity

                             (Dollars in Thousands)


                                                   MEMBER'S EQUITY
                                                ---------------------
Balance at May 1, 1999                                $350,444

Contributions                                           34,610

Distributions                                             (406)

Net loss                                                (8,775)
                                                ---------------------

Balance at December 31, 1999                          $375,873
                                                =====================


See accompanying notes to consolidated financial statements.

                  Renaissance Media Group LLC and Subsidiaries

                      Consolidated Statement of Cash Flows

                             (Dollars in Thousands)

                                                                                   EIGHT MONTHS
                                                                              ENDED DECEMBER 31, 1999
                                                                              -----------------------

OPERATING ACTIVITIES:
Net loss                                                                        $     (8,775)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization                                                      23,150
   Accretion on senior discount notes and non-cash interest expense                    5,451
   Changes in operating assets and liabilities:
     Accounts receivable                                                             (13,107)
     Prepaid expenses and other assets                                                   245
     Accounts payable and accrued expenses                                            10,928
     Payables to manager of cable systems - related party                              2,289
                                                                            ------------------------
          Net cash provided by operating activities                                   20,181
                                                                            ------------------------

INVESTING ACTIVITIES:
Capital expenditures                                                                 (21,419)
Other investing activities                                                              (622)
                                                                            ------------------------
          Net cash used in investing activities                                      (22,041)
                                                                            ------------------------

FINANCING ACTIVITIES:
Capital contributions                                                                    387
Distributions to parent                                                                 (406)
                                                                            ------------------------
          Net cash used in financing activities                                          (19)
                                                                            ------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (1,879)
CASH AND CASH EQUIVALENTS, beginning of period                                         5,400
                                                                            ------------------------
CASH AND CASH EQUIVALENTS, end of period                                        $      3,521
                                                                            ========================

NON-CASH TRANSACTION - Capital contribution (see
  Note 6)                                                                       $     34,223
                                                                            ========================




See accompanying notes to consolidated financial statements.

                  Renaissance Media Group LLC and Subsidiaries

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands, except where indicated)


1. ORGANIZATION AND BASIS OF PRESENTATION

Renaissance Media Group LLC ("Group"), a Delaware limited liability company, was formed by Renaissance Media Holdings LLC ("Holdings") to own and operate cable television systems that provide programming and related services to subscribers. On March 20, 1998, Holdings contributed to Group its membership interests in two wholly owned subsidiaries: Renaissance Media (Louisiana) LLC ("Louisiana") and Renaissance Media (Tennessee) LLC ("Tennessee"). Louisiana and Tennessee had previously acquired a 76% interest and 24% interest, respectively, in Renaissance Media LLC ("Media") from Morgan Stanley Capital Partners III, Inc. ("MSCP III") on February 13, 1998, for a nominal amount. As a result, Media became a subsidiary of Holdings. The transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests since an entity affiliated with MSCP III had a controlling interest in Holdings. Group and its subsidiaries are collectively referred to as the "Company" herein. On April 9, 1998, the Company acquired six cable television systems from TWI Cable, Inc., a subsidiary of Time Warner Inc. ("Time Warner").

On February 23, 1999, Holdings, Charter Communications, Inc., presently doing business as Charter Investment, Inc. ("Charter Investment"), and Charter Communications, LLC ("Buyer" or "CC LLC") executed a purchase agreement (the "Charter Purchase Agreement"). The Charter Purchase Agreement provided for Holdings to sell and Buyer to purchase all of the outstanding limited liability company membership interests in Group held by Holdings (the "Charter Transaction"), subject to certain covenants and restrictions pending satisfaction of certain conditions prior to closing. The purchase price was $459 million, consisting of $348 million in cash and $111 million in accreted value of debt assumed. On April 30, 1999, the Charter Transaction was consummated, and Group became a wholly owned subsidiary of CC LLC.

As a result of the Charter Transaction, the application of push-down accounting, and the allocation of purchase price, the financial information of the Company in the accompanying consolidated financial statements as of December 31, 1999, and for the period from May 1, 1999, through December 31, 1999, is presented on a different cost basis than the financial information of the Company for the period prior to and through April 30, 1999. Therefore, such information is not comparable.

                  Renaissance Media Group LLC and Subsidiaries

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands, except where indicated)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost that approximates market value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable television transmission and distribution facilities, and the cost of new customer installations. Capitalized labor, materials and associated overhead amounted to approximately $1,295 for the eight months ended December 31, 1999. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, and equipment replacement and betterments are capitalized.

Depreciation is provided on the straight-line basis over the following estimated useful lives:

Cable distribution systems                                   3-15 years
Buildings and leasehold improvements                         5-15 years
Vehicles and equipment                                        3-5 years

FRANCHISES

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of 15 years. The period of 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Company.

                  Renaissance Media Group LLC and Subsidiaries

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands, except where indicated)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FRANCHISES (CONTINUED)

Amortization expense for franchises was $18,445 for the eight months ended December 31, 1999.

IMPAIRMENT OF ASSETS

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

Cable television revenues from basic and premium services are recognized when the related services are provided. Advertising revenues are recognized in the period the related advertisements are exhibited.

Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable television system. As of December 31, 1999, no installation revenue was deferred, as direct selling costs exceeded installation revenue.

Fees collected from programmers to guarantee carriage are deferred and amortized to income over the life of the contracts. Local government authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Company's customers and are periodically remitted to local franchises. Franchise fees collected and paid are reported as revenues.

INCOME TAXES

Income taxes are the responsibility of the member and are not provided for in the accompanying consolidated financial statements. In addition, a certain subsidiary is a corporation subject to income taxes but has had no operations and, therefore, no taxable income since inception.

                  Renaissance Media Group LLC and Subsidiaries

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands, except where indicated)





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

A significant portion of the customer base is concentrated within the local geographical area of each of the individual cable television systems. The Company generally extends credit to customers, and the ultimate collection of accounts receivable could be affected by the local economy. Management performs continuous credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. Management does not believe that there is any significant credit risk that could have a material effect on the Company's financial condition.

SEGMENTS

Segments have been identified based upon management responsibility. The Company operates in one segment, cable services.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACQUISITIONS

As a result of the change in ownership of Group discussed in Note 1, the Company has applied push-down accounting in the preparation of the accompanying financial statements. Accordingly, the Company increased its member's equity to $350.4 million to reflect the amounts paid by CC LLC. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $414.9 million.

                  Renaissance Media Group LLC and Subsidiaries

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands, except where indicated)


3. ACQUISITIONS (CONTINUED)

Unaudited pro forma operating results as though the Charter Transaction had been consummated on January 1, 1999, with pro forma adjustments to give effect to amortization of franchises, interest expense and certain other adjustments, are as follows for the year ended December 31, 1999:

                     Revenues                          $62,507
                     Operating loss                     (3,947)
                     Net loss                          (42,838)

The unaudited pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had this transaction been completed as of the assumed date or which may be obtained in the future.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 1999:

     Cable distribution systems                                       $ 67,176
     Land, buildings and leasehold improvements                          2,057
     Vehicles and equipment                                              2,836
                                                                ------------------
                                                                        72,069
     Less: accumulated depreciation                                     (4,673)
                                                                ------------------
     Total                                                            $ 67,396
                                                                ==================

Depreciation expense for assets owned by the Company was $4,673 for the eight months ended December 31, 1999.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 1999:

        Accounts payable                                              $  5,929
        Capital expenditures                                             5,118
        Programming costs                                                1,525
        Franchise fees                                                   1,140
        Other accrued liabilities                                        2,693
                                                                  ----------------
                                                                      $ 16,405
                                                                  ================

                  Renaissance Media Group LLC and Subsidiaries

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands, except where indicated)



6. LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1999:

           10% Senior Discount Notes at accreted value                 $ 83,027
           Unamortized premium                                            3,480
                                                                 ------------------
                                                                       $ 86,507
                                                                 ==================

On April 9, 1998, the Company issued $163,175 principal amount at maturity of 10% senior discount notes due 2008 (the "Notes") for proceeds of $100,012. The Notes pay no cash interest until April 15, 2003. From and after April 15, 2003, the Notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Notes are due on April 15, 2008.

On May 28, 1999, as a result of the Charter Transaction (i.e., the change of control) and in accordance with the terms and conditions of the indenture governing the Notes, the Company made an offer (the "Tender Offer") to purchase any and all of the Notes at 101% of their accreted value, plus accrued and unpaid interest, if any, through June 28, 1999. The Tender Offer expired on June 23, 1999, at which time 48,762 Notes were validly tendered and accepted for purchase. On June 28, 1999, Charter Communications Operating, LLC ("CCO"), the indirect parent of the Company, paid a sum of $34,223 for all of the Notes validly tendered. Accordingly, the Company recorded this payment for the extinguishment of debt as a capital contribution. As of December 31, 1999, $114,413 principal amount at maturity of Notes remain outstanding.

The indenture governing the Notes limits cash payments by the Company to the sum of: (i) the amount by which consolidated EBITDA (as defined) exceeds 130% of consolidated interest expense (as defined) determined on a cumulative basis,
(ii) capital contributions, and (iii) an amount equal to the net reduction in investments (as defined). Excess cash will be made available to CCO, parent entity of CC LLC, as permitted by the indenture, including the funding of CCO's credit facility (the "CCO Credit Agreement").

The Company and all subsidiaries of CCO have guaranteed payment and performance by CCO of its obligations inherent in the CCO Credit Agreement. In addition, Group and its wholly owned subsidiaries and all subsidiaries of CCO have pledged their ownership interests as collateral to the CCO Credit Agreement.

The fair market value of the Notes was $79,517 at December 31, 1999.

                  Renaissance Media Group LLC and Subsidiaries

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands, except where indicated)


7. INCOME TAXES

Prior to June 20, 1999, Louisiana and Tennessee elected to be treated as corporations for federal income tax purposes. Through this date, the Company established a valuation allowance to offset the entire potential future tax benefit of the net operating loss (NOL) carryforward and, therefore, has recognized no deferred tax benefit with respect to the NOL. Effective June 20, 1999, Louisiana and Tennessee elected to be treated as disregarded entities for income tax purposes. As a result, the taxable income (loss) of these entities is the responsibility of the Company's ultimate owners.

8. RELATED PARTY TRANSACTIONS

Effective May 1, 1999, the Company was charged a management fee equal to 3.5% of revenues, as stipulated in the previous management agreement between Charter Communications, Inc. ("Charter Communications"), the ultimate parent of the Company, and CCO. To the extent that management fees charged to the Company are greater (less) than the proportionate share (based on basic subscribers) of corporate expenses incurred by Charter Communications on behalf of the Company, the Company will record distributions to (capital contributions from) Charter Communications.

On November 12, 1999, Charter Communications and CCO entered into a revised management agreement eliminating the 3.5% management fee and entitling Charter Communications to reimbursement from CCO of all of its costs incurred in connection with the performance of its services under the revised management agreement. For the eight months ended December 31, 1999, the management fee charged to the Company exceeded the corporate expenses incurred by Charter Communications on behalf of the Company by $19, which is reflected as a net capital distribution. Management fees currently payable of $554 are included in payables to manager of cable systems - related party as of December 31, 1999.

Charter Investment, manager of Charter Communications pursuant to a mutual services agreement, utilizes a combination of excess insurance coverage and self-insurance programs for its medical, dental and workers' compensation claims. Charges are made to the Company as determined by independent actuaries at the present value of the actuarially computed present and future liabilities for such benefits. Such costs totaled $245 for the eight months ended December 31, 1999.

Depreciation and amortization incurred by Charter Investment and Charter Communications have been allocated to the Company based on the number of basic customers. Such costs totaled $32 for the eight months ended December 31, 1999, and are reflected as a capital contribution.

                  Renaissance Media Group LLC and Subsidiaries

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands, except where indicated)


8. RELATED PARTY TRANSACTIONS (CONTINUED)

All other costs incurred by Charter Investment on behalf of the Company are recorded as expenses in the accompanying consolidated financial statements and are included in corporate expense charges - related party. Management believes that costs incurred by Charter Investment on the Company's behalf and included in the accompanying financial statements are not materially different than costs the Company would have incurred as a stand alone entity.

Paul G. Allen, Charter Communications, which is controlled by Mr. Allen, and certain affiliates of Mr. Allen own equity interests in various entities that provide services or programming to the Company, including High Speed Access Corp., ZDTV, USA Networks, Inc., and Oxygen Media, Inc. In addition, certain officers or directors of Charter Communications also serve as directors of High Speed Access Corp. and USA Networks, Inc. The Company and its affiliates do not hold controlling interests in any of these companies.

The Company receives or will receive programming for broadcast via its cable television systems from ZDTV, USA Networks, Inc. and Oxygen Media, Inc. The Company pays a fee for the programming service generally based on the number of subscribers receiving the service. Such fees for the eight months ended December 31, 1999, were less than 1% of total operating costs. In addition, the Company receives commissions from USA Networks, Inc. for home shopping sales generated by its customers. Such revenues for the eight months ended December 31, 1999, were less than 1% of total revenues.

Receivable from related party represents temporary non-interest bearing loans to CCO.

9. COMMITMENTS AND CONTINGENCIES

LEASES

The Company had rental expense under various lease and rental agreements, primarily for offices, tower sites and warehouses, of approximately $65 for the eight months ended December 31, 1999. Future minimum lease payments are not significant.

The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental attachments was approximately $564 for the eight months ended December 31, 1999.

                  Renaissance Media Group LLC and Subsidiaries

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands, except where indicated)



9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER AGREEMENTS

In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996, Time Warner agreed with the Federal Communications Commission ("FCC") to invest in certain upgrades to its cable infrastructure (consisting primarily of materials and labor in connection with the plant upgrades up to 750 MHz) by November 30, 2000. This agreement with the FCC has been assumed by the Company and did not terminate as a result of the Charter Transaction. The Company expects to spend approximately $30 million on the upgrades to its cable infrastructure in 2000.

LITIGATION

The Company is a party to lawsuits that arise in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

REGULATION IN THE CABLE TELEVISION INDUSTRY

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The FCC has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

                  Renaissance Media Group LLC and Subsidiaries

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands, except where indicated)


9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

REGULATION IN THE CABLE TELEVISION INDUSTRY (CONTINUED)

The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. As of December 31, 1999, the amount refunded by the Company has been insignificant. The Company may be required to refund additional amounts in the future.

The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. As of December 31, 1999, approximately 6% of the Company's local franchising authorities are certified to regulate basic tier rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the consolidated financial position or results of operations of the Company.

The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Company does not believe any adjudications regarding their pre-sunset complaints will have a material adverse effect on the Company's consolidated financial position or results of operations.

A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

                  Renaissance Media Group LLC and Subsidiaries

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands, except where indicated)

10. EMPLOYEE BENEFIT PLANS

The Company sponsored a defined contribution plan that covered substantially all employees (the "Plan"). In connection with the Charter Transaction, the Plan's assets were frozen as of April 30, 1999, and employees became fully vested. Effective July 1, 1999, the Company's employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan (the "Charter Plan"). Participants in the Charter Plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company made contributions to the Charter Plan totaling $54 for the eight months ended December 31, 1999.

11. ACCOUNTING STANDARD NOT YET IMPLEMENTED

In June 1998, the Financial Accounting Standards Board adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" has delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

                         Report of Independent Auditors

To the Board of Directors of Renaissance Media Group LLC

We have audited the accompanying consolidated balance sheet of Renaissance Media Group LLC (the "Company") as of April 30, 1999 and the related consolidated statements of operations, changes in members' equity, and cash flows for the four months ended April 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at April 30, 1999, and the consolidated results of its operations and its cash flows for the four months then ended in conformity with generally accepted accounting principles.

                                     /s/ ERNST & YOUNG LLP



New York, New York
June 4, 1999
except for Note 11, as to which the date is June 29, 1999

                           Renaissance Media Group LLC

                           Consolidated Balance Sheet

                                 (In Thousands)





                                                                                            APRIL 30, 1999
                                                                                            --------------
Assets
Cash and cash equivalents
Accounts receivable--trade (less allowance for doubtful accounts of                              $   5,400
   $86)                                                                                                520
Accounts receivable--other                                                                             492
Prepaid expenses and other assets                                                                      416
Investment in cable television systems:
   Property, plant and equipment                                                                    76,250
   Less: accumulated depreciation                                                                  (10,706)
                                                                                           ---------------
                                                                                                    65,544
                                                                                           ---------------
   Cable television franchises                                                                     238,429
   Less: accumulated amortization                                                                  (16,754)
                                                                                           ---------------
                                                                                                   221,675
                                                                                           ---------------
   Intangible assets                                                                                17,544
   Less: accumulated amortization                                                                   (1,525)
                                                                                           ---------------
                                                                                                    16,019
                                                                                           ---------------
   Net investment in cable television systems                                                      303,238
                                                                                           ---------------
Total assets                                                                                     $ 310,066
                                                                                           ===============

LIABILITIES AND MEMBERS' EQUITY
Accounts payable                                                                                 $     546
Accrued expenses                                                                                     3,222
Subscriber advance payments and deposits                                                               657
Deferred marketing credits                                                                             650
Debt                                                                                               213,402
                                                                                           ---------------
Total liabilities                                                                                  218,477
                                                                                           ---------------

Members' equity:
   Paid-in capital                                                                                 108,600
   Accumulated deficit                                                                             (17,011)
                                                                                           ---------------
Total members' equity                                                                               91,589
                                                                                           ---------------
Total liabilities and members' equity                                                            $ 310,066
                                                                                           ===============



See accompanying notes to consolidated financial statements.

                           Renaissance Media Group LLC

                      Consolidated Statement of Operations

                                 (In Thousands)




                                                                                         FOUR MONTHS
                                                                                            ENDED
                                                                                         APRIL 30, 1999
                                                                                         --------------

Revenues                                                                                  $ 20,396


Costs and expenses:                                                                          6,325
   Service costs                                                                             3,057
   Selling, general and administrative                                                       8,912
   Depreciation and amortization                                                         --------------
                                                                                             2,102
Operating income
                                                                                               122
Interest income                                                                             (6,321)
Interest (expense)                                                                       --------------
                                                                                            (4,097)
(Loss) before credit for taxes
                                                                                                65
Credit for taxes                                                                         --------------

                                                                                          $ (4,032)
Net (loss)                                                                               ==============



See accompanying notes to consolidated financial statements.

                           Renaissance Media Group LLC

              Consolidated Statement of Changes in Members' Equity

                                 (In Thousands)




                                                                                                            TOTAL
                                                               PAID-IN            ACCUMULATED              MEMBERS'
                                                               CAPITAL             DEFICIT                  EQUITY
                                                         -------------------- -------------------- --------------------
Balance December 31, 1998                                     $108,600             $(12,979)             $95,621
Net (loss)                                                        -                  (4,032)              (4,032)
                                                         -------------------- -------------------- --------------------
Balance April 30, 1999                                        $108,600             $(17,011)             $91,589
                                                         ==================== ==================== ====================



See accompanying notes to consolidated financial statements.

                           Renaissance Media Group LLC

                      Consolidated Statement of Cash Flows

                                 (In Thousands)



                                                                                     FOUR MONTHS
                                                                                        ENDED
                                                                                    APRIL 30, 1999
                                                                                    --------------


OPERATING ACTIVITIES
Net (loss)                                                                            $(4,032)
Adjustments to non-cash and non-operating items:
   Depreciation and amortization                                                        8,912
   Accretion on Senior Discount Notes                                                   3,528
   Other non-cash charges                                                                 322
   Changes in operating assets and liabilities:
     Accounts receivable - trade, net                                                     206
     Accounts receivable - other                                                           92
     Prepaid expenses and other assets                                                    (75)
     Accounts payable                                                                  (1,496)
     Accrued expenses                                                                  (3,449)
     Subscriber advance payments and deposits                                              49
     Deferred marketing support                                                          (150)
                                                                                   --------------
Net cash provided by operating activities                                               3,907
                                                                                   --------------
INVESTING ACTIVITIES
Purchased cable television systems:
   Property, plant and equipment                                                         (830)
   Cable television franchises                                                         (1,940)
Escrow deposit                                                                            150
Capital expenditures                                                                   (4,250)
Other intangible assets                                                                    16
                                                                                   --------------
Net cash used in investing activities                                                  (6,854)
                                                                                   --------------
FINANCING ACTIVITIES
Repayment of advances from Holdings                                                      (135)
                                                                                   --------------
Net cash used in financing activities                                                    (135)
                                                                                   --------------
Net decrease in cash and cash equivalents                                              (3,082)
Cash and cash equivalents at December 31, 1998                                          8,482
                                                                                   ==============
Cash and cash equivalents at April 30, 1999                                           $ 5,400
                                                                                   ==============
SUPPLEMENTAL DISCLOSURES
Interest paid                                                                         $ 4,210
                                                                                   ==============


See accompanying notes to consolidated financial statements

                           Renaissance Media Group LLC

                        (All dollar amounts in thousands)

1. ORGANIZATION AND BASIS OF PRESENTATION

Renaissance Media Group LLC ("Group") a wholly owned subsidiary of Renaissance Media Holdings LLC ("Holdings"), was formed in March 1998 to own and operate cable television systems in small and medium sized markets, which provide programming, and other related services, to subscribers through its hybrid coaxial and fiber optic distribution plant for a monthly fee. Group and its wholly owned subsidiaries, Renaissance Media (Louisiana) LLC ("Louisiana"), Renaissance Media (Tennessee) LLC ("Tennessee"), and Renaissance Media LLC ("Media") are collectively referred to as the "Company". On April 9, 1998, the Company acquired six cable television systems (the "Acquisition") from TWI Cable, Inc., a subsidiary of Time Warner Inc. ("Time Warner"). Prior to the Acquisition, the Company had no operations other than start-up related activities.

On February 23, 1999, Holdings, Charter Communications, Inc. ("Charter"), now known as Charter Investment, Inc. and Charter Communications, LLC ("Buyer" or "CC LLC") executed a purchase agreement (the "Charter Purchase Agreement"), providing for Holdings to sell and Buyer to purchase, all of the outstanding limited liability company membership interests in Group held by Holdings (the "Charter Transaction") subject to certain covenants and restrictions pending satisfaction of certain conditions prior to closing. The purchase price was $459,000, consisting of $348,000 in cash and $111,000 in assumed debt. On April 30, 1999, the Charter Transaction was consummated.

These financial statements have been prepared as of and for the four months ended April 30, 1999 immediately prior to the consummation of the Charter Transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally

                           Renaissance Media Group LLC

                        (All dollar amounts in thousands)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS (CONTINUED)

document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" has delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at purchased and capitalized cost. Capitalized internal costs principally consist of employee costs and interest on funds borrowed during construction. Capitalized labor, materials and associated overhead amounted to approximately $721 for the four months ended April 30, 1999. Replacements, renewals and improvements to installed cable plant are capitalized. Maintenance and repairs are

                           Renaissance Media Group LLC

                        (All dollar amounts in thousands)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

charged to expense as incurred. Depreciation expense for the four months ended April 30, 1999 amounted to $3,434.

Property, plant and equipment is depreciated using the straight-line method over the following estimated service lives:

Buildings and leasehold improvements                                    5-30 years
Cable systems, equipment and subscriber devices                         5-30 years
Transportation equipment                                                 3-5 years
Furniture, fixtures and office equipment                                5-10 years

Property, plant and equipment at April 30, 1999 consisted of:

Land                                                                    $     436
Buildings and leasehold improvements                                        1,445
Cable systems, equipment and subscriber devices                            64,658
Transportation equipment                                                    2,301
Furniture, fixtures and office equipment                                      923
Construction in progress                                                    6,487
                                                                        --------------
                                                                           76,250
Less: accumulated depreciation                                            (10,706)
                                                                        --------------
Total                                                                     $65,544
                                                                        ==============

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


Cable television franchises                                               15 years
Goodwill                                                                  25 years
Deferred financing and other intangible assets                          2-10 years

                           Renaissance Media Group LLC

                        (All dollar amounts in thousands)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CABLE TELEVISION FRANCHISES AND INTANGIBLE ASSETS (CONTINUED)



Intangible assets at April 30, 1999 consisted of:

       Goodwill                                        $    8,608
       Deferred financing costs                             8,307
       Other intangible assets                                629
                                                 --------------------
                                                           17,544
       Less: accumulated amortization                      (1,525)
                                                 --------------------
       Total                                           $   16,019
                                                 ====================


The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, cable television franchises and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized to the extent that the carrying value of such asset is greater than its fair value.

REVENUES AND COSTS

Subscriber fees are recorded as revenue in the period the related services are provided and advertising revenues are recognized in the period the related advertisements are exhibited. Rights to exhibit programming are purchased from various cable networks. The costs of such rights are generally expensed as the related services are made available to subscribers.

ADVERTISING COSTS

Advertising costs are expensed upon the first exhibition of the related advertisements and are recorded net of marketing credits earned from launch incentive and cooperative advertising programs.

                           Renaissance Media Group LLC

                        (All dollar amounts in thousands)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS (CONTINUED)

During the four months ended April 30, 1999 the company earned marketing credits in excess of advertising expense incurred. Advertising expense and marketing credits amounted to $263 and $306, respectively, for the four months ended April 30, 1999.

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

3. ACQUISITIONS

BAYOU VISION, INC.

On February 3, 1999, Media acquired the cable television assets of Bayou Vision, Inc. and Gulf South Cable, Inc. serving approximately 1,950 subscribers in the Villages of Estherwood, Morse and Mermentau and Acadia and Livingston Parish, Louisiana. The cash purchase price was approximately $2,700 and was paid out of available Company funds.

4. DEBT

As of April 30, 1999, debt consisted of:

       10% Senior Discount Notes at accreted value (a)                       $110,902
       Credit Agreement (b)                                                   102,500
                                                                         ------------------
                                                                             $213,402
                                                                         ==================

(a) On April 9, 1998, the Company issued $163,175 principal amount at maturity, $100,012 initial accreted value, of 10% senior discount notes due 2008 (the "Notes"). The Notes pay no cash interest until April 15, 2003. From and after April 15, 2003 the Notes will bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Notes are due on April

                           Renaissance Media Group LLC

                        (All dollar amounts in thousands)


4. DEBT (CONTINUED)

15, 2008. The fair market value of the Notes at April 30, 1999 was $116,262. See
Note 11 regarding the offer to repurchase the Notes.

(b) On April 9, 1998, Media entered into a credit agreement among Morgan Stanley & Co. Incorporated as Placement Agent, Morgan Stanley Senior Funding Inc., as Syndication Agent, the Lenders, CIBC Inc., as Documentation Agent and Bankers Trust Company as Administrative Agent (the "Credit Agreement"). The aggregate commitments under the Credit Agreement total $150,000, consisting of a $40,000 revolver (the "Revolver"), $60,000 Tranche A Term Loans and $50,000 Tranche B Term Loans (collectively the "Term Loans"). The Revolver and Term Loans are collateralized by a first lien position on all present and future assets and the member's interest of Media, Louisiana and Tennessee. The Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios and for commitment fees of 1/2% on the unused portion of the revolver. Management believes the terms are comparable to those that could be obtained from third parties. The effective interest rate, including commitment fees and amortization of related deferred financing costs and the interest-rate cap, for the four months ended April 30, 1999 was 7.58%. See Note 11 regarding the repayment of amounts outstanding under the Credit Agreement upon consummation of the Charter Transaction. The Credit Agreement and the indenture pursuant to which the Notes were issued contain restrictive covenants on the Company regarding additional indebtedness, investment guarantees, loans, acquisitions, dividends and merger or sale of the subsidiaries and require the maintenance of certain financial ratios.

5. INTEREST RATE CAP AGREEMENT

The Company purchases interest rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated to its floating rate debt. The strike price of these agreements exceeds the current market levels at the time they are entered into. The interest rate indices specified by the agreements have been and are expected to be highly correlated with the interest rates the Company incurs on its floating rate debt. Payments to be received as a result of the specified interest rate index exceeding the strike price are accrued in other assets and are recognized as a reduction of interest expense (the accrual accounting method). The cost of these agreements is included in other assets and amortized to interest expense ratably during the life of the agreement. Upon termination of interest rate cap agreements, any gain is deferred in other liabilities and amortized over the remaining term of the original contractual life of the agreement as a reduction of interest expense.

                           Renaissance Media Group LLC

                        (All dollar amounts in thousands)

5. INTEREST RATE CAP AGREEMENT (CONTINUED)

The Company purchased an interest rate cap agreement from Morgan Stanley Capital Services Inc. The carrying value as of April 30, 1999 was $34. The fair value of the interest rate cap was $0 as of April 30, 1999.

The following table summarizes the interest rate cap agreement:


    NOTIONAL                                                            INITIAL
    PRINCIPAL                         EFFECTIVE       TERMINATION       CONTRACT        FIXED RATE
      AMOUNT             TERM            DATE            DATE             COST          (PAY RATE)
------------------- --------------- --------------- ---------------- --------------- -----------------
     $100,000           2 Years          12/1/97        12/1/99          $ 100            7.25%


6. TAXES

For the four months ended April 30, 1999, the credit for taxes has been calculated on a separate company basis. The components of the credit for taxes are as follows:

                                                        FOUR MONTHS
                                                       ENDED APRIL 30,
                                                            1999
                                                     ----------------------
Federal:
   Current                                                $      -
   Deferred                                                      -
State:                                                           -
   Current                                                     (65)
   Deferred                                                      -
                                                     ----------------------
(Credit) for taxes                                        $    (65)
                                                     ======================

The Company's current state tax credit results from overpayment in 1998 of franchise tax in Tennessee and Mississippi and tax on capital in New York.

The Company has a net operating loss ("NOL") carry-forward for income tax purposes which is available to offset future taxable income. This NOL totals approximately $22,324 and will expire in the year 2018 and 2019 at $14,900 and $7,424 respectively. The Company has established a valuation allowance to offset the entire potential future tax benefit of the NOL carry-forward and, therefore, has recognized no deferred tax asset with respect to the NOL.

                           Renaissance Media Group LLC

                        (All dollar amounts in thousands)


6. TAXES (CONTINUED)

Louisiana and Tennessee have elected to be treated as corporations for federal income tax purposes and have not recorded any tax benefit for their losses as the realization of these losses by reducing future taxable income in the carry forward period is uncertain at this time.

7. RELATED PARTY TRANSACTIONS

(A)    Transactions with Morgan Stanley entities

In connection with the Acquisition, Media entered into the Credit Agreement with Morgan Stanley Senior Funding Inc. and Morgan Stanley & Co. Incorporated (collectively the "Morgan Stanley Entities") acted as the Placement Agent for the Notes. In connection with these services the Morgan Stanley Entities received customary fees and expense reimbursement comparable to that of a third party exchange.

(B)    Transactions with Time Warner and related parties

In connection with the Acquisition, Media entered into an agreement with Time Warner (the "Time Warner Agreement"), pursuant to which Time Warner managed the Company's programming in exchange for providing the Company access to certain Time Warner programming arrangements (the "Programming Arrangements"). Management believes that programming rates made available to the Company through its relationship with Time Warner are lower than rates that the Company could obtain separately. Such volume rates will not continue to be available after the Charter Transaction.

For the four months ended April 30, 1999, the Company incurred approximately $2,716 in costs under the Programming Arrangements. In addition, the Company has incurred programming costs of approximately $958 for programming services owned directly or indirectly by Time Warner entities for the four months ended April 30, 1999.

(C)    Transactions with board member

The Company has utilized the law firm of one of its board members for legal services for the Acquisition, financing agreements and various ongoing legal matters. These fees totaled approximately $154 for the four months ended April 30, 1999.

                           Renaissance Media Group LLC

                        (All dollar amounts in thousands)


8. ACCRUED EXPENSES

Accrued expenses as of April 30, 1999 consist of the following:

          Accrued franchise fees                            $    830
          Accrued programming costs                              644
          Accrued salaries, wages and benefits                   516
          Accrued interest                                       340
          Accrued property and sales tax                         231
          Accrued legal and professional fees                     43
          Other accrued expenses                                 618
                                                       ------------------
                                                            $  3,222
                                                       ==================

9. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan which covers substantially all employees (the "Plan"). The Plan provides for contributions from eligible employees up to 15% of their compensation subject to Internal Revenue Code limitations. The Company's contribution to the Plan is limited to 50% of each eligible employee's contribution up to 10% of his or her compensation. The Company has the right in any year to set the amount of the Company's contribution percentage. Company matching contributions to the Plan for the four months ended April 30, 1999 were approximately $54. All participant contributions and earnings are fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years.

In connection with the Charter Transaction, the Plan's assets were frozen as of April 30, 1999, and employees became fully vested. Effective July 1, 1999, the Company's employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan.

                           Renaissance Media Group LLC

                        (All dollar amounts in thousands)


10. COMMITMENTS AND CONTINGENCIES

(A)   Leases

The Company had rental expense under various lease and rental agreements primarily for offices, tower sites and warehouses of approximately $59 for the four months ended April 30, 1999. In addition, the Company rents utility poles in its operations generally under short term arrangements, but the Company expects these arrangements to recur. Total rent expense for utility poles was approximately $272 for the four months ended April 30, 1999.

Future minimum annual rental payments under noncancellable leases are as follows:

          1999                                                $ 29
          2000                                                  38
          2001                                                  24
          2002                                                  21
          2003 and thereafter                                   70
                                                       -----------------
          Total                                              $ 182
                                                       =================

(B)   Employment Agreements

Media entered into employment agreements with six senior executives, who are also investors in Holdings, for the payment of salaries and bonuses. In connection with the Charter Transaction, the employment agreements with the six senior executives were terminated with no liability to the Company.

(C)   Other Agreements

In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996, Time Warner agreed with the Federal Communications Commission ("FCC") to invest in certain upgrades to its cable infrastructure (consisting primarily of materials and labor in connection with the plant upgrades up to 750 MHz) by November 30, 2000. This agreement with the FCC (the "FCC Agreement") has been assumed by the Company as part of the Acquisition and did not terminate as a result of the Charter Transaction. The Company has agreed to invest approximately $25,100 in upgrades to its cable infrastructure in accordance with the FCC Agreement.

                           Renaissance Media Group LLC

                        (All dollar amounts in thousands)


10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

(C) Other Agreements

The Company has spent approximately $3,650 on such upgrades as of April 30, 1999.

11. SUBSEQUENT EVENTS

The Charter Transaction was consummated at the close of business on April 30, 1999. In connection with the closing of the Charter Transaction, all amounts outstanding under the Credit Agreement, including accrued interest and unpaid fees, were paid in full and the Credit Agreement was terminated. The effects of the debt repayment and the CC LLC capital contribution will be reflected in the consolidated financial statements of the Company for periods subsequent to April 30, 1999.

In connection with the closing of the Charter Transaction, the Time Warner Agreement was terminated on April 30, 1999 and Media paid Time Warner $650 for deferred marketing credits owed to program providers under the Programming Arrangements. See Note 7 (Transactions with Time Warner and related parties).

On May 28, 1999, as a result of the Charter Transaction (i.e., change of control) and in accordance with the terms and conditions of the indenture governing the Notes, the Company made an offer (the "Tender Offer") to purchase any and all of the Notes at 101% of their accreted value, plus accrued and unpaid interest, if any, through June 28, 1999. The Tender Offer expired on June 23, 1999, whereby 48,762 notes ($1,000 face amount at maturity) were validly tendered and accepted for purchase. On June 28, 1999, Charter Communications Operating, LLC, the indirect parent of Group, paid a sum of $34,223 for all of the Notes validly tendered. Accordingly, the Company recorded this payment for the extinguishment of debt as a capital contribution.

12. MANAGEMENT AGREEMENT (UNAUDITED)

Effective May 1, 1999, the Company is charged a management fee equal to 3.5% of revenues, as stipulated in the previous management agreement between Charter and Charter Communications Operating, LLC ("CCO"), the indirect parent of Group. To the extent that management fees charged to the Company are greater/(less) than the proportionate share (based on basic subscribers) of corporate expenses incurred by Charter on behalf of the Company, Group will record distributions to/(capital contributions from) Charter. On November 12, 1999, Charter and CCO entered into a revised management agreement eliminating the 3.5% management fee and entitling

                           Renaissance Media Group LLC

                        (All dollar amounts in thousands)


12. MANAGEMENT AGREEMENT (UNAUDITED) (CONTINUED)

Charter to reimbursement from CCO of all of its costs incurred in connection with the performance of its services under the revised management agreement.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
  Renaissance Media Group LLC

     We have audited the accompanying consolidated balance sheet of Renaissance Media Group LLC as of December 31, 1998 and the related consolidated statements of operations, changes in members' equity, and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

                                          /s/ ERNST & YOUNG LLP

New York, New York
February 22, 1999
except for Note 11, as to which
the date is February 24, 1999

                          RENAISSANCE MEDIA GROUP LLC
                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                 ASSETS
Cash and cash equivalents...................................    $  8,482
Accounts receivable -- trade (less allowance for doubtful
  accounts of $92)..........................................         726
Accounts receivable -- other................................         584
Prepaid expenses and other assets...........................         340
Escrow deposit..............................................         150
Investment in cable television systems:
  Property, plant and equipment.............................      71,246
  Less: Accumulated depreciation............................      (7,294)
                                                                --------
                                                                  63,952
                                                                --------
  Cable television franchises...............................     236,489
  Less: Accumulated amortization............................     (11,473)
                                                                --------
                                                                 225,016
                                                                --------
  Intangible assets.........................................      17,559
  Less: Accumulated amortization............................      (1,059)
                                                                --------
                                                                  16,500
                                                                --------
       Total investment in cable television systems.........     305,468
                                                                --------
          Total assets......................................    $315,750
                                                                ========

                    LIABILITIES AND MEMBERS' EQUITY

Accounts payable............................................    $  2,042
Accrued expenses(a).........................................       6,670
Subscriber advance payments and deposits....................         608
Deferred marketing support..................................         800
Advances from Holdings......................................         135
Debt........................................................     209,874
                                                                --------
          Total Liabilities.................................     220,129
                                                                --------

Members' Equity:
Paid in capital.............................................     108,600
Accumulated deficit.........................................     (12,979)
                                                                --------
       Total members' equity................................      95,621
                                                                --------
          Total liabilities and members' equity.............    $315,750
                                                                ========

---------------
(a) includes accrued costs from transactions with affiliated companies of $921.

                See accompanying notes to financial statements.

                          RENAISSANCE MEDIA GROUP LLC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

REVENUES....................................................    $ 41,524
                                                                --------
COSTS & EXPENSES
  Service Costs(a)..........................................      13,326
  Selling, General & Administrative.........................       7,711
  Depreciation & Amortization...............................      19,107
                                                                --------
     Operating Income.......................................       1,380
     Interest Income........................................         158
     Interest (Expense) (b).................................     (14,358)
                                                                --------
     (Loss) Before Provision for Taxes......................     (12,820)
     Provision for Taxes....................................         135
                                                                --------
     Net (Loss).............................................    $(12,955)
                                                                ========

---------------
(a) includes costs from transactions with affiliated companies of $7,523.

(b) includes $676 of amortization of deferred financing costs.

                See accompanying notes to financial statements.

                          RENAISSANCE MEDIA GROUP LLC
              CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                            PAID                      TOTAL
                                                             IN       ACCUMULATED    MEMBER'S
                                                          CAPITAL      (DEFICIT)      EQUITY
                                                          -------     -----------    --------
Contributed Members' Equity -- Renaissance Media
  Holdings LLC and Renaissance Media LLC................  $ 15,000     $    (24)     $14,976
Additional capital contributions........................    93,600           --       93,600
Net (Loss)..............................................        --      (12,955)     (12,955)
                                                          --------     --------      -------
Balance December 31, 1998...............................  $108,600     $(12,979)     $95,621
                                                          ========     ========      =======

                See accompanying notes to financial statements.

                          RENAISSANCE MEDIA GROUP LLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

OPERATING ACTIVITIES:
Net (loss)..................................................    $(12,955)
Adjustments to non-cash and non-operating items:
  Depreciation and amortization.............................      19,107
  Accretion on Senior Discount Notes........................       7,363
  Other non-cash charges....................................         730
  Changes in operating assets and liabilities:
     Accounts receivable -- trade, net......................        (726)
     Accounts receivable -- other...........................        (584)
     Prepaid expenses and other assets......................        (338)
     Accounts payable.......................................       2,031
     Accrued expenses.......................................       6,660
     Subscriber advance payments and deposits...............         608
     Deferred marketing support.............................         800
                                                                --------
Net cash provided by operating activities...................      22,696
                                                                --------
INVESTING ACTIVITIES:
  Purchased cable television systems:
     Property, plant and equipment..........................     (65,580)
     Cable television franchises............................    (235,412)
     Cash paid in excess of identifiable assets.............      (8,608)
  Escrow deposit............................................        (150)
  Capital expenditures......................................      (5,683)
  Cable television franchises...............................      (1,077)
  Other intangible assets...................................        (526)
                                                                --------
Net cash (used in) investing activities.....................    (317,036)
                                                                --------
FINANCING ACTIVITIES:
  Debt acquisition costs....................................      (8,323)
  Principal repayments on bank debt.........................      (7,500)
  Advances from Holdings....................................          33
  Proceeds from bank debt...................................     110,000
  Proceeds from 10% Senior Discount Notes...................     100,012
  Capital contributions.....................................     108,600
                                                                --------
Net cash provided by financing activities...................     302,822
                                                                --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       8,482
CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1997..............          --
                                                                --------
CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1998..............    $  8,482
                                                                ========
SUPPLEMENTAL DISCLOSURES:
  INTEREST PAID.............................................    $  4,639
                                                                ========

                See accompanying notes to financial statements.
                                      F-39

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

                          RENAISSANCE MEDIA GROUP LLC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

Buildings and leasehold improvements........................    5 - 30 years
Cable systems, equipment and subscriber devices.............    5 - 30 years
Transportation equipment....................................    3 -  5 years
Furniture, fixtures and office equipment....................    5 - 10 years

     Property, plant and equipment at December 31, 1998 consisted of:

Land........................................................    $   432
  Buildings and leasehold improvements......................      1,347
  Cable systems, equipment and subscriber devices...........     62,740
  Transportation equipment..................................      2,181
  Furniture, Fixtures and office equipment..................        904
  Construction in progress..................................      3,642
                                                                -------
                                                                 71,246
Less: accumulated depreciation..............................     (7,294)
                                                                -------
          Total.............................................    $63,952
                                                                =======

                          RENAISSANCE MEDIA GROUP LLC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

Cable television franchises.................................        15 years
Goodwill....................................................        25 years
Deferred financing and other intangible assets..............    2 - 10 years

     Intangible assets at December 31, 1998 consisted of:

Goodwill....................................................    $ 8,608
Deferred Financing Costs....................................      8,323
Other intangible assets.....................................        628
                                                                -------
                                                                 17,559
Less: accumulated amortization..............................     (1,059)
                                                                -------
          Total.............................................    $16,500
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

                          RENAISSANCE MEDIA GROUP LLC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

     BAYOU VISION, INC.

     On February 3, 1999, Media acquired the cable television assets of Bayou Vision, Inc. and Gulf South Cable, Inc. serving approximately 1,950 subscribers in the Villages of Estherwood, Morse and Mermentau and Acadia and Livingston Parish, Louisiana. The cash purchase price was approximately $2,700 and was paid out of available Company funds.

     Unaudited Pro Forma summarized results of operations for the Company for the year ended December 31, 1998 and 1997, assuming the Acquisition, Notes (as hereinafter defined) offering and Credit Agreement (as hereinafter defined) had been consummated on January 1, 1998 and 1997, are as follows:

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                1997         1998
                                                                ----         ----
Revenues....................................................  $ 50,987     $ 56,745
Expenses....................................................    53,022       55,210
                                                              --------     --------
Operating (loss) income.....................................    (2,035)       1,535
Interest expense and other expenses.........................   (19,740)     (19,699)
                                                              --------     --------
Net (Loss)..................................................  $(21,775)    $(18,164)
                                                              ========     ========

4.  DEBT

     As of December 31, 1998, debt consisted of:

10.00% Senior Discount Notes at Accreted Value(a)...........    $107,374
Credit Agreement(b).........................................     102,500
                                                                --------
                                                                $209,874
                                                                ========

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

                          RENAISSANCE MEDIA GROUP LLC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

     Annual maturities of borrowings under the Credit Agreement for the years ending December 31 are as follows:

1999........................................................    $    776
2000........................................................       1,035
2001........................................................       2,701
2002........................................................       9,506
2003........................................................      11,590
2004........................................................      11,590
Thereafter..................................................      65,302
                                                                --------
                                                                 102,500
Less: Current portion.......................................        (776)
                                                                --------
                                                                $101,724
                                                                ========

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

5.  INTEREST RATE-CAP AGREEMENT

     The Company purchases interest-rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated to its floating rate debt. The strike price of these agreements exceeds the current market levels at the time they are entered into. The interest rate indices specified by the agreements have been and are expected to be highly correlated with the interest rates the Company incurs on its floating rate debt. Payments to be received as a result of the specified interest rate index exceeding the strike price are accrued in other assets and are recognized as a reduction of interest expense (the accrual accounting method). The cost of these agreements is included in other assets and amortized to interest expense ratably during

                          RENAISSANCE MEDIA GROUP LLC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

the life of the agreement. Upon termination of an interest-rate cap agreement, any gain is deferred in other liabilities and amortized over the remaining term of the original contractual life of the agreement as a reduction of interest expense.

     On December 1, 1997, the Company purchased an interest-rate cap agreement from Morgan Stanley Capital Services Inc. The carrying value as of December 31, 1998 was $47. The fair value of the interest-rate cap, which is based upon the estimated amount that the Company would receive or pay to terminate the cap agreement as of December 31, 1998, taking into consideration current interest rates and the credit worthiness of the counterparties, approximates its carrying value.

     The following table summarizes the interest-rate cap agreement:

NOTIONAL                                        INITIAL
PRINCIPAL             EFFECTIVE   TERMINATION   CONTRACT   FIXED RATE
 AMOUNT      TERM       DATE         DATE         COST     (PAY RATE)
---------    ----     ---------   -----------   --------   ----------
$100,000    2 years    12/1/97      12/1/99       $100        7.25%

6.  TAXES

     For the year ended December 31, 1998, the provision for income taxes has been calculated on a separate company basis. The components of the provision for income taxes are as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
Federal:
Current.....................................................        $ --
  Deferred..................................................          --
State:
  Current...................................................         135
  Deferred..................................................          --
                                                                    ----
     Provision for income taxes.............................        $135
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

     Louisiana and Tennessee have elected to be treated as corporations for federal income tax purposes and have not recorded any tax benefit for their losses as the realization of theses losses by reducing future taxable income in the carry forward period is uncertain at this time.

7.  RELATED PARTY TRANSACTIONS

     (a) TRANSACTIONS WITH MORGAN STANLEY ENTITIES

     In connection with the Acquisition, Media entered into the Credit Agreement with Morgan Stanley Senior Funding Inc. and Morgan Stanley & Co. Incorporated acted as the Placement

                          RENAISSANCE MEDIA GROUP LLC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

8.  ACCRUED EXPENSES

     Accrued expenses as of December 31, 1998 consist of the following:

Accrued programming costs...................................    $1,986
Accrued interest............................................     1,671
Accrued franchise fees......................................     1,022
Accrued legal and professional fees,........................       254
Accrued salaries, wages and benefits........................       570
Accrued property and sales tax..............................       637
Other accrued expenses......................................       530
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

                          RENAISSANCE MEDIA GROUP LLC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

1999...............................................    $162
2000...............................................      38
2001...............................................      24
2002...............................................      20
2003 and thereafter................................      66
                                                       ----
     Total.........................................    $310
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

     (c) OTHER AGREEMENTS

     In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996, Time Warner agreed with the Federal Communications Commission ("FCC") to invest in certain upgrades to its cable infrastructure (consisting primarily of materials and labor in connection with the plant upgrades up to 750 megahertz) by 1999 (approximately $23 million). This agreement with the FCC has been assumed by the Company as part of the Acquisition.

11.  SUBSEQUENT EVENT

     On February 23, 1999, Holdings entered into an agreement with Charter Communications, LLC and Charter Communications, Inc., to sell 100% of its members' equity in the Company for approximately $459,000, subject to certain closing conditions. This transaction is expected to close during the third quarter of 1999.

                          RENAISSANCE MEDIA GROUP LLC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

12.  YEAR 2000 ISSUES (UNAUDITED)

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

     The Company believes it has identified all systems that may be affected by Year 2000 Issues. Concurrent with the identification phase, the Company is securing compliance determinations relative to all identified systems. For those systems that the Company believes are material, compliance programs have been received or such systems have been certified by independent parities as Year 2000 compliant. For those material systems that are subject to compliance programs, the Company expects to receive Year 2000 certifications from independent parties by the second quarter 1999. Determinations of Year 2000 compliance requirements for less mission critical systems are in progress and are expected to be completed in the second quarter of 1999.

     With respect to third parties with which the Company has a material relationship, the Company believes its most significant relationships are with financial institutions, who receive subscriber monthly payments and maintain Company bank accounts, and subscriber billing and management systems providers. We have received compliance programs which if executed as planned should provide a high degree of assurance that all Year 2000 issues will be addressed by mid 1999.

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

     Failure to resolve Year 2000 issues could result in improper billing to the Company's subscribers which could have a major impact on the recording of revenue and the collection of cash as well as create significant customer dissatisfaction. In addition, failure on the part of the financial institutions with which the Company relies on for its cash collection and management services could also have a significant impact on collections, results of operations and the liquidity of the Company.

                          RENAISSANCE MEDIA GROUP LLC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

                                            /s/ Ernst & Young LLP

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
  TWI Cable, Inc.

     We have audited the accompanying combined balance sheet of the Picayune MS, Lafourche LA, St. Tammany LA, St. Landry LA, Pointe Coupee LA, and Jackson TN cable television systems, (collectively, the "Combined Systems") included in TWI Cable, Inc. ("TWI Cable"), as of April 8, 1998, and the related combined statements of operations, changes in net assets and cash flows for the period from January 1, 1998 through April 8, 1998. These combined financial statements are the responsibility of the Combined Systems' management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

                                          /s/ ERNST & YOUNG LLP

New York, New York
February 22, 1999

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (INCLUDED IN TWI CABLE INC.)

                             COMBINED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                APRIL 8, 1998
                                                                -------------
                           ASSETS
Cash and cash equivalents...................................      $      7
Receivables, less allowance of $116.........................           576
Prepaid expenses and other assets...........................           438
Property, plant and equipment, net..........................        35,992
Cable television franchises, net............................       195,907
Goodwill and other intangibles, net.........................        50,023
                                                                  --------
          Total assets......................................      $282,943
                                                                  ========
                 LIABILITIES AND NET ASSETS
Accounts payable............................................      $     63
Accrued programming expenses................................           978
Accrued franchise fees......................................           616
Subscriber advance payments and deposits....................           593
Deferred income taxes.......................................        61,792
Other liabilities...........................................           747
                                                                  --------
          Total liabilities.................................        64,789
          Total net assets..................................       218,154
                                                                  --------
          Total liabilities and net assets..................      $282,943
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

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (INCLUDED IN TWI CABLE INC.)

                        COMBINED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                  FOR THE
                                                                PERIOD FROM
                                                              JANUARY 1, 1998
                                                                  THROUGH
                                                               APRIL 8, 1998
                                                              ---------------
REVENUES....................................................      $15,221
COSTS AND EXPENSES:
Operating and programming...................................        3,603
Selling, general and administrative.........................        4,134
Depreciation and amortization...............................        5,031
(Gain) on disposal of fixed assets..........................          (96)
                                                                  -------
          Total costs and expenses..........................       12,672
                                                                  -------
Operating income............................................        2,549
Provision for income taxes..................................        1,191
                                                                  -------
Net income..................................................      $ 1,358
                                                                  =======

              See accompanying notes to combined financial statements.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (INCLUDED IN TWI CABLE INC.)

                  COMBINED STATEMENT OF CHANGES IN NET ASSETS
                                 (IN THOUSANDS)

Balance at December 31, 1997................................    $224,546
Repayment of advances from Parent...........................     (17,408)
  Advances from Parent......................................       9,658
  Net income................................................       1,358
                                                                --------
Balance at April 8, 1998....................................    $218,154
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

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (INCLUDED IN TWI CABLE INC.)

                        COMBINED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  FOR THE
                                                                PERIOD FROM
                                                              JANUARY 1, 1998
                                                                  THROUGH
                                                               APRIL 8, 1998
                                                              ---------------
OPERATING ACTIVITIES:
Net income..................................................      $ 1,358
Adjustments for noncash and nonoperating items:
  Income tax expense........................................        1,191
  Depreciation and amortization.............................        5,031
  (Gain) on disposal of fixed assets........................          (96)
  Changes in operating assets and liabilities:
     Receivables, prepaids and other assets.................          289
     Accounts payable, accrued expenses and other
      liabilities...........................................         (770)
     Other balance sheet changes............................           (4)
                                                                  -------
Net cash provided by operations.............................        6,999
                                                                  -------
INVESTING ACTIVITIES:
Capital expenditures........................................         (613)
                                                                  -------
Net cash used in investing activities.......................         (613)
                                                                  -------
FINANCING ACTIVITIES:
Net repayment of advances from Parent.......................       (7,750)
                                                                  -------
Net cash (used in) financing activities.....................       (7,750)
INCREASE IN CASH AND CASH EQUIVALENTS.......................       (1,364)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............        1,371
                                                                  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................      $     7
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

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions to property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided on the straight-line method over estimated useful lives as follows:

Buildings and improvements..................................    5-20 years
Cable television equipment..................................    5-15 years
Furniture, fixtures and other equipment.....................    3-10 years

     Property, plant and equipment consist of:

                                                                APRIL 8, 1998
                                                                -------------
                                                                (IN THOUSANDS)
Land and buildings..........................................       $  2,255
Cable television equipment..................................         40,276
Furniture, fixtures and other equipment.....................          2,308
Construction in progress....................................          1,183
                                                                   --------
                                                                     46,022
Less accumulated depreciation...............................        (10,030)
                                                                   --------
          Total.............................................       $ 35,992
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

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                                               FOR THE PERIOD
                                                            FROM JANUARY 1, 1998
                                                                  THROUGH
                                                               APRIL 8, 1998
                                                            --------------------
                                                               (IN THOUSANDS)
Federal:
Current...................................................         $   --
  Deferred................................................            962
State:
  Current.................................................             --
  Deferred................................................            229
                                                                   ------
     Net provision for income taxes.......................         $1,191
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

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of the Combined Systems' deferred tax assets and liabilities, as calculated on a separate company basis, are as follows:

                                                                 APRIL 8, 1998
                                                                 -------------
                                                                (IN THOUSANDS)
Deferred tax liabilities:
Amortization................................................        $57,817
  Depreciation..............................................          4,181
                                                                    -------
          Total gross deferred tax liabilities..............         61,998
                                                                    -------
Deferred tax assets:
  Tax loss carryforwards....................................            160
  Allowance for doubtful accounts...........................             46
                                                                    -------
          Total deferred tax assets.........................            206
                                                                    -------
          Net deferred tax liability........................        $61,792
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

     In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996, TWC has agreed with the Federal Communications Commission ("FCC") to invest in certain upgrades to its cable infrastructure (consisting primarily of materials and labor in connection with the plant upgrades up to 750 megahertz) over the next three years (approximately $25 million at December 31, 1997). This agreement with the FCC, which extends to the Combined Systems, will be assumed by Renaissance as it relates to the Combined Systems in accordance with the Asset Purchase Agreement.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (INCLUDED IN TWI CABLE INC.)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

7.  OTHER LIABILITIES

     Other liabilities consist of:

                                                                APRIL 8, 1998
                                                                -------------
                                                                (IN THOUSANDS)
Compensation................................................         $279
Data Processing Costs.......................................          161
Sales and other taxes.......................................          146
Copyright Fees..............................................           35
Pole Rent...................................................           93
Other.......................................................           33
                                                                     ----
          Total.............................................         $747
                                                                     ====

8.  SUBSEQUENT EVENT

     The sale of the Combined Systems, in connection with the Asset Purchase Agreement with Renaissance, closed on April 9, 1998 at the purchase price of $309,500,000.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
     TWI Cable Inc.

     We have audited the accompanying combined balance sheets of the Picayune MS, Lafourche LA, St. Tammany LA, St. Landry LA, Pointe Coupee LA, and Jackson TN cable television systems, (collectively, the "Combined Systems") included in TWI Cable, Inc. ("TWI Cable"), as of December 31, 1996 and 1997, the related combined statements of operations, changes in net assets and cash flows for the years then ended. In addition, we have audited the combined statement of operations and cash flows for the year ended December 31, 1995 of the Predecessor Combined Systems. These combined financial statements are the responsibility of the Combined Systems' or the Predecessor's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

                                          /s/ ERNST & YOUNG LLP

New York, New York
March 16, 1998

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (INCLUDED IN TWI CABLE INC.)

                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                                ----        ----
                                      ASSETS
Cash and cash equivalents...................................  $    570    $  1,371
Receivables, less allowance of $71 and $116 for the years
  ended December 31, 1996 and 1997, respectively............       794       1,120
Prepaid expenses and other assets...........................        45         183
Property, plant and equipment, net..........................    36,966      36,944
Cable television franchises, net............................   209,952     198,913
Goodwill and other intangibles, net.........................    51,722      50,383
                                                              --------    --------
          Total assets......................................  $300,049    $288,914
                                                              ========    ========
                            LIABILITIES AND NET ASSETS
Accounts payable............................................  $  1,640    $    652
Accrued programming expenses................................       847         904
Accrued franchise fees......................................       736         835
Subscriber advance payments and deposits....................        66         407
Deferred income taxes.......................................    58,340      60,601
Other liabilities...........................................       945         969
                                                              --------    --------
          Total liabilities.................................    62,574      64,368
          Total net assets..................................   237,475     224,546
                                                              --------    --------
          Total liabilities and net assets..................  $300,049    $288,914
                                                              ========    ========

            See accompanying notes to combined financial statements.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS

                       COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                          1995            1996              1997
                                                          ----            ----              ----
                                                      (PREDECESSOR)    (INCLUDED IN TWI CABLE INC.)
REVENUES............................................     $43,549        $47,327           $50,987
COSTS AND EXPENSES:
Operating and programming...........................      13,010         12,413            12,101
Selling, general and administrative.................       9,977         12,946            13,823
Depreciation and amortization.......................      17,610         18,360            18,697
(Gain) loss on disposal of fixed assets.............          --           (244)              620
                                                         -------        -------           -------
          Total costs and expenses..................      40,597         43,475            45,241
                                                         -------        -------           -------
Operating income....................................       2,952          3,852             5,746
Interest expense....................................      11,871             --                --
                                                         -------        -------           -------
(Loss) income before income tax (benefit) expense...      (8,919)         3,852             5,746
Income tax (benefit) expense........................      (3,567)         1,502             2,262
                                                         -------        -------           -------
Net (loss) income...................................     $(5,352)       $ 2,350           $ 3,484
                                                         =======        =======           =======

            See accompanying notes to combined financial statements.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (INCLUDED IN TWI CABLE INC.)

                  COMBINED STATEMENTS OF CHANGES IN NET ASSETS
                                 (IN THOUSANDS)

Contribution by Parent......................................    $250,039
Repayment of advances from Parent...........................     (47,895)
  Advances from Parent......................................      32,981
  Net income................................................       2,350
                                                                --------
Balance at December 31, 1996................................     237,475
  Repayment of advances from Parent.........................     (50,661)
  Advances from Parent......................................      34,248
  Net income................................................       3,484
                                                                --------
Balance at December 31, 1997................................    $224,546
                                                                ========

              See accompanying notes to combined financial statements.

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                          1995             1996             1997
                                                          ----             ----             ----
                                                      (PREDECESSOR)    (INCLUDED IN TWI CABLE INC.)
OPERATING ACTIVITIES:
Net (loss) income...................................     $(5,352)        $   2,350        $  3,484
     Adjustments for noncash and nonoperating items:
     Income tax (benefit) expense...................      (3,567)            1,502           2,262
     Depreciation and amortization..................      17,610            18,360          18,697
     (Gain) loss on disposal of fixed assets........          --              (244)            620
     Changes in operating assets and liabilities:
       Receivables, prepaids and other assets.......        (196)              944            (464)
       Accounts payable, accrued expenses and other
          liabilities...............................        (972)              176            (466)
       Other balance sheet changes..................          --                --            (529)
                                                         -------         ---------        --------
Net cash provided by operations.....................       7,523            23,088          23,604
INVESTING ACTIVITIES:
Purchase of Predecessor cable systems, net of cash
  acquired..........................................          --          (249,473)             --
Capital expenditures................................      (7,376)           (8,170)         (6,390)
                                                         -------         ---------        --------
Net cash used in investing activities...............      (7,376)         (257,643)         (6,390)
FINANCING ACTIVITIES:
Advance from Parent for purchase of Predecessor.....          --           250,039              --
Net repayment of advances from Parent...............          --           (14,914)        (16,413)
                                                         -------         ---------        --------
Net cash provided by (used in) financing
  activities........................................          --           235,125         (16,413)
INCREASE IN CASH AND CASH EQUIVALENTS...............         147               570             801
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....         419                 0             570
                                                         -------         ---------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........     $   566         $     570        $  1,371
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

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

Buildings and improvements..................................  5-20 years
Cable television equipment..................................  5-15 years
Furniture, fixtures and other equipment.....................  3-10 years

Property, plant and equipment consist of:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                               ----       ----
Land and buildings..........................................  $ 2,003    $ 2,265
Cable television equipment..................................   32,324     39,589
Furniture, fixtures and other equipment.....................    1,455      2,341
Construction in progress....................................    5,657      1,028
                                                              -------    -------
                                                               41,439     45,223
Less accumulated depreciation...............................   (4,473)    (8,279)
                                                              -------    -------
          Total.............................................  $36,966    $36,944
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

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

taxes has been calculated on a separate company basis. The components of the provision (benefit) for income taxes are as follows:

                                          YEAR ENDED DECEMBER 31,
                                        ---------------------------
                                         1995       1996      1997
                                         ----       ----      ----
                                              (IN THOUSANDS)
FEDERAL:
Current...............................  $    --    $   --    $   --
  Deferred............................   (2,881)    1,213     1,826
STATE:
  Current.............................       --        --        --
  Deferred............................     (686)      289       436
                                        -------    ------    ------
  Net provision (benefit) for income
     taxes............................  $(3,567)   $1,502    $2,262
                                        =======    ======    ======

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

     Significant components of the Combined Systems' deferred tax assets and liabilities, as calculated on a separate company basis, are as follows:

                                               YEAR ENDED DECEMBER 31,
                                               ------------------------
                                                 1996           1997
                                                 ----           ----
                                                    (IN THOUSANDS)
DEFERRED TAX LIABILITIES:
Amortization.................................   $61,266        $58,507
  Depreciation...............................     3,576          4,060
                                                -------        -------
          Total gross deferred tax
            liabilities......................    64,842         62,567
                                                -------        -------
DEFERRED TAX ASSETS:
  Tax loss carryforwards.....................     6,474          1,920
  Allowance for doubtful accounts............        28             46
                                                -------        -------
          Total deferred tax assets..........     6,502          1,966
                                                -------        -------
  Net deferred tax liability.................   $58,340        $60,601
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

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

     In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996, TWC has agreed with the Federal Communications Commission ("FCC") to invest in certain upgrades to its cable infrastructure (consisting primarily of materials and labor in connection with the plant upgrades up to 750 megahertz) over the next three years (approximately $22 million). This agreement with the FCC, which extends to the Combined Systems, will be assumed by Renaissance as it relates to the Combined Systems in accordance with the Asset Purchase Agreement.

7. OTHER LIABILITIES

     Other liabilities consist of:

                                                               DECEMBER 31,
                                                               ------------
                                                              1996     1997
                                                              ----     ----
                                                              (IN THOUSANDS)
Compensation................................................  $217     $250
Data Processing Costs.......................................   100       90
Sales and other taxes.......................................   101       90
Copyright Fees..............................................    85       83
Pole Rent...................................................    66       63
Other.......................................................   376      393
                                                              ----     ----
     Total..................................................  $945     $969
                                                              ====     ====

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

                           RENAISSANCE MEDIA GROUP LLC
                           RENAISSANCE MEDIA (LOUISIANA) LLC
                           RENAISSANCE MEDIA (TENNESSEE) LLC

Dated March 28, 2000       By:     CHARTER COMMUNICATIONS, INC.
                                   ----------------------------
                                   its Manager

                           By:      /s/ JERALD L. KENT
                                   ----------------------------
                                   Name:    Jerald L. Kent
                                   Title:   President, Chief Executive Officer

                           RENAISSANCE MEDIA CAPITAL CORPORATION

Dated March 28, 2000       By:      /s/ JERALD L. KENT
                                    ----------------------------
                                    Name: Jerald L. Kent
                                    Title:   President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By:       /s/ JERALD L. KENT                                 March 28, 2000
               ------------------
               Name:  Jerald L. Kent
               Title: President and Chief Executive Officer
               of Charter Communications, Inc. (Manager);
               Renaissance Media Group LLC; Renaissance
               Media (Louisiana) LLC; Renaissance Media
               (Tennessee) LLC; and Renaissance Media
               Capital Corporation.


     By:      /s/ KENT D. KALKWARF                                March 28, 2000
              --------------------
              Name:  Kent D. Kalkwarf
              Title: Senior Vice President and
              Chief Financial Officer (Principal Financial
              Officer and Principal Accounting Officer) of
              Charter Communications, Inc. (Manager);
              Renaissance Media Group LLC; Renaissance
              Media (Louisiana) LLC; Renaissance Media
              (Tennessee) LLC; and Renaissance Media
              Capital Corporation.

                                  EXHIBIT INDEX

Exhibit
Number                           Description                                                     Page
-------                          -----------                                                     ----
 3.1      Certificate of Incorporation of Renaissance Media Capital Corporation
          and all amendments thereto. (1)

 3.2      By-laws of Renaissance Media Capital Corporation. (1)

 3.3      Certificate of Formation of Renaissance Media (Louisiana) LLC. (1)

 3.4      Certificate of Formation of Renaissance Media, LLC.                                     E-3

 3.5      Certificate of Formation of Renaissance Media (Tennessee) LLC. (1)

 3.7      Certificate of Formation of Renaissance Media Group LLC. (1)

 3.9      Amended and Restated Limited Liability Agreement of Renaissance Media
          Group LLC, dated April 29, 1999. (3)

 3.10     Amended and Restated Limited Liability Agreement of Renaissance Media
          (Louisiana) LLC, dated April 29, 1999. (3)

 3.11     Amended and Restated Limited Liability Agreement of Renaissance Media
          (Tennessee) LLC, dated April 29, 1999. (3)

 3.12     Amended and Restated Limited Liability Agreement of Renaissance Media
          LLC, dated April 29, 1999. (3)

 4.1      Indenture dated as of April 9, 1998, by and among Renaissance Media
          (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media
          Capital Corporation, Renaissance Media Group LLC and United States
          Trust Company of New York, as Trustee. (1)

10.5      Social Contract approved by the Federal Communications Commission (the
          "FCC") on November 30, 1995, and entered into between the FCC and Time
          Warner Entertainment Company, L.P., TWI Cable Inc. and Time Warner
          Entertainment-Advance/Newhouse Partnership, or any subsidiary, division or affiliate thereof. (2)

10.27     Purchase Agreement dated as of February 23, 1999, by and among Charter
          Communications, Inc., Charter Communications, LLC, Renaissance Media
          Holdings LLC and Renaissance Media Group LLC. [Confidential material omitted and filed separately with the Securities and Exchange
          Commission pursuant to a request for confidential treatment.] (4)

10.28     Assumption Agreement, dated as of April 30, 1999, made by Renaissance
          Media Group LLC in favor of NationsBank, N.A. (3)

10.29     Assumption Agreement, dated as of April 30, 1999, made by Renaissance
          (Louisiana) Media LLC in favor of NationsBank, N.A. (3)

Exhibit
Number                           Description                                                  Page
-------                          -----------                                                  ----
10.30          Assumption Agreement, dated as of April 30, 1999, made by Renaissance
               (Tennessee) Media LLC in favor of NationsBank, N.A. (3)

10.31          Assumption Agreement, dated as of April 30, 1999, made by Renaissance
               Media Capital Corporation in favor of NationsBank, N.A. (3)

10.33          Assumption Agreement, dated as of April 30, 1999, made by Renaissance
               Media LLC in favor of NationsBank, N.A. (3)

27.1           Financial Data Schedule.                                                         E-5

(1) Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998.

(3) Incorporated by reference to the corresponding exhibit of Amendment 1 to the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on August 6, 1998.

(3) Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File No. 333-56679).

(4) Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation dated February 23, 1999 (Commission File No. 333-56679).