Form 10-Q
period 2000-03-31
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 2000-05-15
CIK 1062363, 1062365, 1062367, 1062368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q


        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000.

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From        to      .
                                                   ------   ------


                            Commission File Numbers:
                                    333-56679
                                  333-56679-02
                                  333-56679-01
                                  333-56679-03

                          RENAISSANCE MEDIA GROUP LLC*
                       RENAISSANCE MEDIA (LOUISIANA) LLC*
                       RENAISSANCE MEDIA (TENNESSEE) LLC*
                     RENAISSANCE MEDIA CAPITAL CORPORATION*
                     -------------------------------------
           (Exact names of registrants as specified in their charters)

              Delaware                                    14-1803051
              Delaware                                    14-1801165
              Delaware                                    14-1801164
              Delaware                                    14-1803049
              --------                                    ----------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                     Identification No.)


 12444 Powerscourt Drive - Suite 100
       St. Louis, Missouri                                  63131
----------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

                                 (314) 965-0555
                                 --------------
              (Registrants' telephone number, including area code)



Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

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


* Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation meet the conditions set forth in General Instruction (H) (1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

                           RENAISSANCE MEDIA GROUP LLC
                        RENAISSANCE MEDIA (LOUISIANA) LLC
                        RENAISSANCE MEDIA (TENNESSEE) LLC
                      RENAISSANCE MEDIA CAPITAL CORPORATION

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 2000
                                      INDEX


                                                                                                          Page
Part I.  Financial Information

         Item 1.  Financial Statements - Renaissance Media Group LLC and Subsidiaries.                        4
         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                                      8

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K.                                                          12

Signatures.                                                                                                  13



NOTE: Separate financial statements of Renaissance Media Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                           SUCCESSOR
                                                                              -------------------------------------

                                                                                 MARCH 31,            DECEMBER 31,
                                                                                  2000                   1999*
                                                                              ---------------     -----------------
                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $    5,347           $     3,521
   Accounts receivable, net of allowance for doubtful
    accounts of $56 and $80, respectively                                              1,174                 1,084
   Prepaid expenses and other                                                            254                   157
   Receivable from related party                                                       4,100                12,500
                                                                              --------------      ----------------
        Total current assets                                                          10,875                17,262
                                                                              --------------      ----------------

INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net of accumulated
   depreciation of $5,110 and $4,673, respectively                                    70,902                67,396
  Franchises, net of accumulated amortization of $25,116
   and $18,445, respectively                                                         389,745               396,416
                                                                              --------------      ----------------
                                                                                     460,647               463,812
                                                                              --------------      ----------------
                                                                                  $  471,522             $ 481,074
                                                                              ==============      ================

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $   10,771             $  16,405
   Payables to manager of cable systems - related parties                              2,413                 2,289
                                                                              --------------      ----------------
        Total current liabilities                                                     13,184                18,694
                                                                              --------------      ----------------

LONG-TERM DEBT                                                                        88,435                86,507

MEMBER'S EQUITY                                                                      369,903               375,873
                                                                              --------------      ----------------
                                                                                 $   471,522             $ 481,074
                                                                              ===============     ================







 The accompanying notes are an integral part of these consolidated statements.

-----------
* Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                  SUCCESSOR       |       PREDECESSOR
                                                                                  ---------       |       -----------
                                                                              THREE MONTHS ENDED  |  THREE MONTHS ENDED
                                                                                MARCH 31, 2000    |     MARCH 31, 1999
                                                                            --------------------  |   -------------------
                                                                                                  |
                                                                                                  |
            REVENUES                                                                  $   16,541  |           $   15,254
                                                                            --------------------  |   ------------------
                                                                                                  |
            OPERATING EXPENSES:                                                                   |
              Operating, general and administrative                                        7,959  |                6,947
              Depreciation and amortization                                               12,337  |                6,655
              Corporate expense charges - related parties                                    294  |                   --
                                                                            --------------------  |   ------------------
                                                                                          20,590  |               13,602
                                                                            --------------------  |   ------------------
                                                                                                  |
                           Income (loss) from operations                                  (4,049) |                1,652
                                                                                                  |
            OTHER INCOME (EXPENSE):                                                               |
              Interest expense                                                            (1,928) |               (4,797)
              Interest income                                                                 --  |                   90
              Other                                                                            7  |                   --
                                                                            --------------------  |   ------------------
                                                                                          (1,921) |               (4,707)
                                                                            --------------------  |   ------------------
                                                                                                  |
            Net loss                                                                    $ (5,970) |           $   (3,055)
                                                                            ====================  |   ==================











The accompanying notes are an integral part of these consolidated statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                        SUCCESSOR        |      PREDECESSOR
                                                                                        ---------        |      -----------
                                                                                   THREE MONTHS ENDED    |   THREE MONTHS ENDED
                                                                                     MARCH 31, 2000      |     MARCH 31, 1999
                                                                                  ---------------------- |  ---------------------
                                                                                                         |
   CASH FLOWS FROM OPERATING ACTIVITIES:                                                                 |
     Net loss                                                                        $    (5,970)        |      $  (3,055)
     Adjustments to reconcile net loss to net cash provided by operating                                 |
       activities:                                                                                       |
        Depreciation and amortization                                                     12,337         |          6,655
        Non-cash interest expense                                                          1,928         |          2,630
     Changes in assets and liabilities, net of effects from acquisitions:                                |
        Accounts receivable                                                                  (90)        |             27
        Prepaid expenses and other                                                           (97)        |            (41)
        Receivable from related party                                                      8,400         |             --
        Accounts payable and accrued expenses                                             (5,634)        |         (1,063)
        Payables to manager of cable systems - related parties                               124         |             --
     Other operating activities                                                               --         |            237
                                                                                  --------------         |  -------------
           Net cash provided by operating activities                                      10,998         |          5,390
                                                                                  --------------         |  -------------
                                                                                                         |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                    |
     Payments for acquisitions, net of cash acquired                                          --         |         (2,748)
     Purchase of property, plant and equipment                                            (9,138)        |         (2,393)
     Other investing activities                                                              (34)        |            170
                                                                                  --------------         |  -------------
                                                                                                         |
           Net cash used in investing activities                                          (9,172)        |         (4,971)
                                                                                  --------------         |  -------------
                                                                                                         |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                    |
          Net cash used in financing activities                                               --         |             --
                                                                                  --------------         |  -------------
                                                                                                         |
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  1,826         |            419
CASH AND CASH EQUIVALENTS, beginning of period                                             3,521         |          8,482
                                                                                  --------------         |  -------------
CASH AND CASH EQUIVALENTS, end of period                                             $     5,347         |      $   8,901
                                                                                  ==============         |  =============
                                                                                                         |
CASH PAID FOR INTEREST                                                               $        --         |      $   3,158
                                                                                  ==============         |  =============


The accompanying notes are an integral part of these consolidated statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT WHERE INDICATED)


1.        ORGANIZATION

         Renaissance Media Group LLC (Group) was formed by Renaissance Media Holdings LLC (Holdings) to own and operate cable television systems that provide programming and related services to subscribers. Group and its subsidiaries are collectively referred to as the Company herein. All material intercompany transactions and balances have been eliminated in consolidation.

         On April 30, 1999, pursuant to a purchase agreement between Holdings, Charter Communications, Inc., presently doing business as Charter Investment, Inc., and Charter Communications, LLC (CC LLC), Group became a wholly owned subsidiary of CC LLC (the "Charter Transaction"). The purchase price was $459 million, consisting of $348 million in cash and $111 million in accreted value of debt assumed.

         As a result of the Charter Transaction, the application of push-down accounting, and the allocation of purchase price, the financial information of the Company in the accompanying consolidated financial statements for the three months ended March 31, 2000 (the successor period), is presented on a different cost basis than the financial information of the Company for the three months ended March 31, 1999 (the predecessor period). Therefore, such information is not comparable.

2.       RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those acts. The Company's actual results could differ materially from those discussed herein, and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. The forward-looking statements within this Form 10-Q are identified by words such as "believes", "anticipates", "accepts", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC.

         Important factors that could cause actual results to differ materially from the forward-looking statements contained herein include, but are not limited to, the following:

- General economic and business conditions, both nationally and in the regions where the Company operates;
- Anticipated capital expenditures for planned upgrades and the ability to fund these expenditures;
-     Technology changes;
- The Company's ability to effectively compete in a highly competitive environment;
-     Changes in business strategy or development plans;
- Beliefs regarding the effects of governmental regulation on the Company's business;
-     The ability to attract and retain qualified personnel; and
-     Liability and other claims asserted against the Company.

         Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

          The following table summarizes amounts and the percentage of total revenues for certain items for the periods indicated (dollars in thousands):


                                                           SUCCESSOR           |            PREDECESSOR
                                                   --------------------------  |   ------------------------------
                                                        THREE MONTHS ENDED     |         THREE MONTHS ENDED
                                                           MARCH 31,           |              MARCH 31,
                                                             2000              |               1999
                                                   --------------------------  |   ------------------------------
                                                                               |
                                                                               |
                                                       Amount            %     |         Amount              %
                                                   ------------     --------   |   ---------------     ---------
STATEMENT OF OPERATIONS:                                                       |
Revenues (a)                                           $ 16,541        100.0   |         $  15,788         100.0
                                                   ------------     --------   |   ---------------     ---------
                                                                               |
Operating expenses:                                                            |
   Operating, general and administrative (a)              7,959         48.1   |             7,481          47.4
   Depreciation and amortization                         12,337         74.6   |             6,655          42.1
   Corporate expense charges-related parties                294          1.8   |                --            --
                                                   ------------     --------   |   ---------------     ---------
                                                         20,590        124.5   |            14,136          89.5
                                                   ------------     --------   |   ---------------     ---------
                                                                               |
Income (loss) from operations                            (4,049)       (24.5)  |             1,652          10.5
                                                                               |
Other income (expense):                                                        |
   Interest expense                                      (1,928)       (11.6)  |            (4,797)        (30.4)
   Interest income                                           --           --   |                90           0.6
   Other                                                      7           --   |                --            --
                                                   ------------     --------   |   ---------------     ---------
                                                                               |
Net loss                                               $ (5,970)       (36.1)  |         $  (3,055)        (19.4)
                                                   ============     ========   |   ===============     =========


         Other financial data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):



                                                   THREE MONTHS ENDED          |   THREE MONTHS ENDED
                                                        MARCH 31,              |         MARCH 31,
                                                          2000                 |           1999
                                                   --------------------------  |   ------------------------------
                                                                               |
EBITDA (b)                                                           $ 8,295   |                         $ 8,307
Adjusted EBITDA (c)                                                    8,582   |                           8,307
Homes Passed (at period end)                                         193,085   |                         189,449
Basic Customers (at period end)                                      133,215   |                         132,205
Basic Penetration (at period end)                                      69.0%   |                           69.8%
Premium Units (at period end)                                         66,467   |                          55,041
Premium Penetration (at period end)                                    49.9%   |                           41.6%
Average Monthly Revenue                                                        |
  per Basic Customer                                                  $41.39   |                          $39.81

----------

 (a) Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Company"s customers and are periodically remitted to local franchises. Revenues and operating, general and administrative expenses presented here have been restated for the periods prior to the Charter Transaction to include the franchise fees collected from customers and then remitted to local franchises as revenues.

(b) EBITDA represents earnings (loss) before interest, and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(c) Adjusted EBITDA means EBITDA before corporate expense charges and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

COMPARISON OF RESULTS

     As a result of the acquisition of the Company by Charter Communications, LLC (the "Charter Transaction"), the application of push-down accounting, and the allocation of purchase price, the financial results for the periods presented above are not comparable.

     REVENUES. Revenues increased $0.8 million, or 4.8%, to $16.5 million for the three months ended March 31, 2000, from $15.8 million for the three months ended March 31, 1999. The increase in revenues for the three months ended March 31, 2000, resulted primarily from increases in premium penetration. Partially offsetting the increase was a decrease in pay-per-view revenues as a result of fewer special events in the first quarter of 2000.

     OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased $0.5 million, or 6.4%, to $8.0 million for the three months ended March 31, 2000, from $7.5 million for the three months ended March 31, 1999. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid for programming services.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $5.7 million, or 85.4%, to $12.3 million for the three months ended March 31, 2000, from $6.7 million for the three months ended March 31, 1999. This increase is primarily due to the Charter Transaction and the application of push-down accounting, which significantly increased the amount recorded as franchises.

     CORPORATE EXPENSE CHARGES - RELATED PARTIES. These charges for the three months ended March 31, 2000, represent costs incurred by Charter Investment, Inc. and Charter Communications, Inc. on the Company's behalf.

     INTEREST EXPENSE. Interest expense decreased $2.9 million, or 59.8%, to $1.9 million for the three months ended March 31, 2000, from $4.8 million for the three months ended March 31, 1999. This decrease was due to a decrease in debt outstanding. In connection with the closing of the Charter Transaction on April 30, 1999, all amounts outstanding under the Company's then-existing credit agreement were paid in full, and the credit agreement was terminated. Also, in June 1999, pursuant to a change of control offer, Charter Communications Operating, LLC, an indirect parent of the Company, repurchased 48,762 of the Company's 10% Senior Discount Notes due 2008.

     NET LOSS. Net loss increased by $2.9 million for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The increase in revenues and the decrease in interest expense were not sufficient to offset the increases in operating, general and administrative, and depreciation and amortization expenses discussed above.

PART II.  OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits (listed by numbers corresponding to the exhibit table in Item 601 of Regulation S-K):

               27.1    Financial Data Schedule.*
---------

*  Filed herewith.


    (b) Reports on Form 8-K.

    - On February 14, 2000, the Company filed a Form 8-K dated February 10, 2000, to announce a change in the Company's principal independent accountants.

    - On February 22, 2000, the Company filed an amended Form 8-K (amending the preceding Form 8-K) dated February 10, 2000, to file a letter from the Company's previous principal independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                             RENAISSANCE MEDIA GROUP LLC
                             RENAISSANCE MEDIA (LOUISIANA) LLC
                             RENAISSANCE MEDIA (TENNESSEE) LLC


Dated May 12, 2000           By:  CHARTER COMMUNICATIONS, INC.
                                  ----------------------------
                                  their Manager

                             By:  /s/ KENT D. KALKWARF
                                  ----------------------------
                                  Name:    Kent D. Kalkwarf
                                  Title:   Senior Vice President and
                                           Chief Financial Officer (Principal
                                           Financial Officer and Principal
                                           Accounting Officer) of Charter
                                           Communications, Inc. (Manager);
                                           Renaissance Media Group LLC;
                                           Renaissance Media (Louisiana) LLC;
                                           and Renaissance Media (Tennessee) LLC


                             RENAISSANCE MEDIA CAPITAL CORPORATION


Dated May 12, 2000           By:  /s/ KENT D. KALKWARF
                                  ---------------------------
                                  Name:    Kent D. Kalkwarf
                                  Title:   Senior Vice President and
                                           Chief Financial Officer (Principal
                                           Financial Officer and Principal
                                           Accounting Officer)