Form 10-Q
period 2000-06-30
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 2000-08-11
CIK 1062363, 1062365, 1062367, 1062368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

          /X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000.

                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

                          RENAISSANCE MEDIA GROUP LLC*
                       RENAISSANCE MEDIA (LOUISIANA) LLC*
                       RENAISSANCE MEDIA (TENNESSEE) LLC*
                     RENAISSANCE MEDIA CAPITAL CORPORATION*
                     ---------------------------------------
           (Exact names of registrants as specified in their charters)

                     Delaware                     14-1803051
                     Delaware                     14-1801165
                     Delaware                     14-1801164
                     Delaware                     14-1803049
                     --------                     ----------
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)      Identification No.)


         12444 Powerscourt Drive - Suite 100
                  St. Louis, Missouri                   63131
         --------------------------------------         -----
        (Address of principal executive offices)      (Zip Code)

                                 (314) 965-0555
                                 --------------
              (Registrants' telephone number, including area code)



Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

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

                          RENAISSANCE MEDIA GROUP LLC
                          ---------------------------
                       RENAISSANCE MEDIA (LOUISIANA) LLC
                       ---------------------------------
                       RENAISSANCE MEDIA (TENNESSEE) LLC
                       ---------------------------------
                     RENAISSANCE MEDIA CAPITAL CORPORATION
                     -------------------------------------

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 2000
                 -----------------------------------------------
                                      INDEX
                                      -----

Part I.  Financial Information                                                                       Page
         ---------------------                                                                       ----
         Item 1.  Financial Statements - Renaissance Media Group LLC and Subsidiaries.                4
         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                              9

Part II. Other Information
         -----------------

         Item 6.  Exhibits and Reports on Form 8-K.                                                  13

Signatures.                                                                                          14


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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                            SUCCESSOR
                                                                         ------------------------------------------------

                                                                               JUNE 30,                 DECEMBER 31,
                                                                                 2000                      1999*
                                                                         ---------------------     ----------------------
                                                                                            (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $      618                 $    3,521
   Accounts receivable, less allowance for doubtful
    accounts of $80 for both periods                                                      969                      1,084
   Prepaid expenses and other                                                             193                        157
   Receivable from related party                                                           --                     12,500
                                                                        ---------------------     ----------------------
      Total current assets                                                              1,780                     17,262
                                                                        ---------------------     ----------------------
INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net of accumulated
   depreciation of $6,864 and $4,673, respectively                                     93,379                     67,396
  Franchises, net of accumulated amortization of $32,888
   and $18,445, respectively                                                          382,563                    396,416
                                                                        ---------------------     ----------------------
                                                                                      475,942                    463,812
                                                                        ---------------------     ----------------------
                                                                                    $ 477,722                  $ 481,074
                                                                        =====================     ======================

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                           $   22,327                 $   16,405
   Payables to manager of cable systems - related parties                               3,564                      2,289
                                                                        ---------------------     ----------------------
      Total current liabilities                                                        25,891                     18,694
                                                                        ---------------------     ----------------------

LONG-TERM DEBT                                                                         90,426                     86,507

MEMBER'S EQUITY                                                                       361,405                    375,873
                                                                        ---------------------     ----------------------
                                                                                   $  477,722                 $  481,074
                                                                        =====================     ======================






  The accompanying notes are an integral part of these consolidated statements.

-----------
* Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                        SUCCESSOR                       |        PREDECESSOR
                                                    --------------------------------------------------  |   ----------------------
                                                     THREE MONTHS ENDED           TWO MONTHS ENDED      |      ONE MONTH ENDED
                                                        JUNE 30, 2000              JUNE 30, 1999        |      APRIL 30, 1999
                                                    ----------------------     -----------------------  |   ----------------------
                                                                                                        |
REVENUES                                                       $ 17,074                    $ 10,411     |             $ 5,142
                                                    ----------------------     -----------------------  |   ----------------------
                                                                                                        |
OPERATING EXPENSES:                                                                                     |
  Operating, general and administrative                           8,199                       4,880     |               2,370
  Depreciation and amortization                                  14,486                       5,793     |               2,257
  Corporate expense charges - related parties                       372                         200     |                  --
                                                    ----------------------     -----------------------  |   ----------------------
                                                                 23,057                      10,873     |               4,627
                                                    ----------------------     -----------------------  |   ----------------------
                                                                                                        |
               Income (loss) from operations                     (5,983)                       (462)    |                 515
                                                                                                        |
OTHER INCOME (EXPENSE):                                                                                 |
  Interest expense                                               (1,994)                     (1,743)    |              (1,524)
  Interest income                                                    --                          --     |                  32
  Other, net                                                       (521)                         --     |                  --
                                                    ----------------------     -----------------------  |   ----------------------
                                                                 (2,515)                     (1,743)    |              (1,492)
                                                    ----------------------     -----------------------  |   ----------------------
                                                                                                        |
Net loss                                                        $(8,498)                   $ (2,205)    |               $(977)
                                                    ======================     =======================  |   ======================






  The accompanying notes are an integral part of these consolidated statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                        SUCCESSOR                       |        PREDECESSOR
                                                    --------------------------------------------------  |   ----------------------
                                                      SIX MONTHS ENDED            TWO MONTHS ENDED      |     FOUR MONTHS ENDED
                                                        JUNE 30, 2000              JUNE 30, 1999        |      APRIL 30, 1999
                                                    ----------------------     -----------------------  |   ----------------------
                                                                                                        |
REVENUES                                                       $ 33,615                    $ 10,411     |            $ 20,396
                                                    ----------------------     -----------------------  |   ----------------------
                                                                                                        |
OPERATING EXPENSES:                                                                                     |
  Operating, general and administrative                          16,158                       4,880     |               9,317
  Depreciation and amortization                                  26,823                       5,793     |               8,912
  Corporate expense charges - related parties                       666                         200     |                  --
                                                    ----------------------     -----------------------  |   ----------------------
                                                                 43,647                      10,873     |              18,229
                                                    ----------------------     -----------------------  |   ----------------------
                                                                                                        |
               Income (loss) from operations                    (10,032)                       (462)    |               2,167
                                                                                                        |
OTHER INCOME (EXPENSE):                                                                                 |
  Interest expense                                               (3,922)                     (1,743)    |              (6,321)
  Interest income                                                    --                          --     |                 122
  Other, net                                                       (514)                         --     |                  --
                                                    ----------------------     -----------------------  |   ----------------------
                                                                 (4,436)                     (1,743)    |              (6,199)
                                                    ----------------------     -----------------------  |   ----------------------
                                                                                                        |
Net loss                                                      $ (14,468)                   $ (2,205)    |             $(4,032)
                                                    ======================     =======================  |   ======================











  The accompanying notes are an integral part of these consolidated statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                   SUCCESSOR                 |    PREDECESSOR
                                                                    ---------------------------------------- | -------------------
                                                                     SIX MONTHS ENDED     TWO MONTHS ENDED   | FOUR MONTHS ENDED
                                                                      JUNE 30, 2000        JUNE 30, 1999     |   APRIL 30, 1999
                                                                    -------------------  ------------------- | -------------------
                                                                                                             |
                                                                                                             |
  CASH FLOWS FROM OPERATING ACTIVITIES:                                                                      |
    Net loss                                                          $  (14,468)            $  (2,205)      |     $  (4,032)
    Adjustments to reconcile net loss to net cash provided by                                                |
       (used in) operating activities:                                                                       |
       Depreciation and amortization                                      26,823                 5,793       |         8,912
       Non-cash interest expense                                           3,922                 1,754       |         3,850
    Changes in assets and liabilities, net of effects from                                                   |
       acquisitions:                                                                                         |
       Accounts receivable                                                   115               (10,015)      |           298
       Prepaid expenses and other                                            (36)                  232       |           (75)
       Receivable from related party                                      12,500                    --       |            --
       Accounts payable and accrued expenses                               5,922                   363       |        (5,046)
       Payables to manager of cable systems - related parties              1,275                   129       |            --
    Other operating activities                                                (3)                   --       |          (135)
                                                                    -------------------  ------------------- | -------------------
          Net cash provided by (used in) operating activities             36,050                (3,949)      |         3,772
                                                                    -------------------  ------------------- | -------------------
                                                                                                             |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                        |
    Payments for acquisitions, net of cash acquired                          --                     --       |        (2,770)
    Purchase of property, plant and equipment                            (38,307)                 (659)      |        (4,250)
    Other investing activities                                              (646)                   --       |           166
                                                                    -------------------  ------------------- | -------------------
          Net cash used in investing activities                          (38,953)                 (659)      |        (6,854)
                                                                    -------------------  ------------------- | -------------------
                                                                                                             |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                        |
          Net cash used in financing activities                              --                     --       |            --
                                                                    -------------------  ------------------- | -------------------
                                                                                                             |
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (2,903)               (4,608)      |        (3,082)
CASH AND CASH EQUIVALENTS, beginning of period                             3,521                 5,400       |         8,482
                                                                    -------------------  ------------------- | -------------------
                                                                                                             |
CASH AND CASH EQUIVALENTS, end of period                              $      618              $    792       |       $ 5,400
                                                                    ===================  =================== | ===================
                                                                                                             |
CASH PAID FOR INTEREST                                                $       --              $  2,515       |       $ 4,210
                                                                    ===================  =================== | ===================



  The accompanying notes are an integral part of these consolidated statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)


1.       ORGANIZATION AND BASIS OF PRESENTATION

         Renaissance Media Group LLC (Group) owns and operates cable systems that provide programming and related services to subscribers. Group and its subsidiaries are collectively referred to as the Company herein. All material intercompany transactions and balances have been eliminated in consolidation.

         On April 30, 1999, Charter Communications, LLC acquired all of the outstanding membership interests in Group (the "Charter Transaction"). The purchase price was $459 million, consisting of $348 million in cash and $111 million in accreted value of debt assumed.

         As a result of the Charter Transaction, the application of push-down accounting, and the allocation of purchase price, the financial information of the Company in the accompanying consolidated financial statements for periods subsequent to April 30, 1999 (the successor periods), is presented on a different cost basis than the financial information of the Company for the period prior to and through April 30, 1999 (the predecessor period). Therefore, such information is not comparable.

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

         The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those acts. The Company's actual results could differ materially from those discussed herein, and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC.

         Important factors that could cause actual results to differ materially from the forward-looking statements contained herein include, but are not limited to, the following:

- General economic and business conditions, both nationally and in the regions where the Company operates;
- Anticipated capital expenditures for planned upgrades and the ability to fund these expenditures;
-       Technology changes;
- The Company's ability to effectively compete in a highly competitive environment;
-       Changes in business strategy or development plans;
-       Beliefs regarding the effects of governmental regulation on the
-       Company's business;
-       The ability to attract and retain qualified personnel; and
-       Liability and other claims asserted against the Company.

        Readers are urged to review and consider carefully the various disclosures made by the Company in this Report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

          The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):


                                                        SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30, 2000                    JUNE 30, 1999
                                                     --------------------------    -------------------------------

                                                         Amount          %               Amount              %
                                                       ---------     ---------          ---------        --------

STATEMENT OF OPERATIONS:
Revenues (a)                                            $33,615         100.0            $ 31,521          100.0
                                                       ---------     ---------          ---------        --------
Operating expenses:
   Operating, general and administrative (a)             16,158          48.0              14,911           47.3
   Depreciation and amortization                         26,823          79.8              14,705           46.7
   Corporate expense charges-related parties                666           2.0                 200            0.6
                                                       ---------     ---------          ---------        --------
                                                         43,647         129.8              29,816           94.6
                                                       ---------     ---------          ---------        --------

Income (loss) from operations                           (10,032)        (29.8)              1,705            5.4

Other income (expense):
   Interest expense                                      (3,922)        (11.7)             (8,064)         (25.6)
   Interest income                                           --            --                 122            0.4
   Other, net                                              (514)         (1.5)                 --             --
                                                       ---------     ---------          ---------        --------
                                                         (4,436)        (13.2)             (7,942)         (25.2)
                                                       ---------     ---------          ---------        --------

Net loss                                               $(14,468)        (43.0)            $(6,237)         (19.8)
                                                       =========     =========          =========        ========

         Other financial data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):

                                                         SIX MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30, 2000                   JUNE 30, 1999
                                                    ---------------------------    -------------------------------
EBITDA (b)                                                            $ 16,277                           $ 16,410
Adjusted EBITDA (c)                                                     17,457                             16,610
Homes Passed (at period end)                                           193,100                            189,400
Basic Customers (at period end)                                        135,000                            131,400
Basic Penetration (at period end)                                        69.9%                              69.4%
Premium Units (at period end)                                           71,400                             54,300
Premium Penetration (at period end)                                      52.9%                              41.3%
Average Monthly Revenue
  per Basic Customer                                                    $41.50                             $39.98


----------

 (a) Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Company's customers and are periodically remitted to local franchises. Revenues and operating, general and administrative expenses presented here have been restated for the period prior to April 30, 1999, to include the franchise fees collected from customers and then remitted to local franchises as revenues.

(b) EBITDA represents earnings (loss) before interest and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

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

COMPARISON OF RESULTS

      For purposes of the above comparison, the results for the predecessor period (January 1, 1999 to April 30, 1999) have been combined with those for the successor period (May 1, 1999 to June 30, 1999). As a result of the acquisition of the Company by Charter Communications, LLC (the "Charter Transaction"), the application of push-down accounting, and the allocation of purchase price, the financial results for the periods presented above are not comparable.

      REVENUES. Revenues increased $2.1 million, or 6.6%, to $33.6 million for the six months ended June 30, 2000, from $31.5 million for the six months ended June 30, 1999. The increase in revenues for the six months ended June 30, 2000, resulted primarily from net gains in basic subscribers and retail rate increases implemented. In addition, premium penetration increased significantly.

      OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased $1.2 million, or 8.4%, to $16.2 million for the six months ended June 30, 2000, from $14.9 million for the six months ended June 30, 1999. This increase was primarily due to increases in license fees paid for programming due in part to an increase in license fees per subscriber paid to programmers and in part to an increase in the number of channels available to subscribers.

      DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $12.1 million, or 82.4%, to $26.8 million for the six months ended June 30, 2000, from $14.7 million for the six months ended June 30, 1999. This increase is primarily due to the Charter Transaction and the application of push-down accounting, which significantly increased the carrying value of franchises and related amortization. In addition, capital expenditures for system upgrades have increased, resulting in greater property, plant and equipment balances and a corresponding increase in depreciation expense.

      CORPORATE EXPENSE CHARGES - RELATED PARTIES. These charges for the six months ended June 30, 2000, and for the two months ended June 30, 1999, represent costs incurred by Charter Investment, Inc. and Charter Communications, Inc., both affiliates of the Company, on the Company's behalf.

      INTEREST EXPENSE. Interest expense decreased $4.1 million, or 51.4%, to $3.9 million for the six months ended June 30, 2000, from $8.1 million for the six months ended June 30, 1999. This decrease is due to a decrease in debt outstanding. In connection with the closing of the Charter Transaction on April 30, 1999, all amounts outstanding under the Company's then-existing credit agreement were paid in full, and the credit agreement was terminated. In June 1999, pursuant to a change of control offer, Charter Communications Operating, LLC, an indirect parent of the Company, repurchased 48,762 of the Company's 10% Senior Discount Notes due 2008.

      NET LOSS. Net loss increased by $8.2 million for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase in revenues and the decrease in interest expense were not sufficient to offset the increases in operating, general and administrative, and depreciation and amortization expenses discussed above.

                           PART II. OTHER INFORMATION.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits (listed by numbers corresponding to the exhibit table in Item 601 of Regulation S-K):

               27.1 Financial Data Schedule (supplied for the information of the Commission).*

---------

       *  Filed herewith.


       (b) Reports on Form 8-K. No reports on form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                   RENAISSANCE MEDIA GROUP LLC
                                   RENAISSANCE MEDIA (LOUISIANA) LLC
                                   RENAISSANCE MEDIA (TENNESSEE) LLC


Dated August 10, 2000              By: CHARTER COMMUNICATIONS, INC.
                                       ----------------------------
                                       their Manager

                                   By: /s/ Kent D. Kalkwarf
                                       ----------------------------
                                       Name:  Kent D. Kalkwarf
                                       Title: Executive Vice President and
                                              Chief Financial Officer (Principal
                                              Financial Officer and Principal
                                              Accounting Officer) of Charter
                                              Communications, Inc. (Manager);
                                              Renaissance Media Group LLC;
                                              Renaissance Media (Louisiana) LLC;
                                              and Renaissance Media (Tennessee)
                                              LLC


                                   RENAISSANCE MEDIA CAPITAL CORPORATION


Dated August 10, 2000              By: /s/ Kent D. Kalkwarf
                                       -----------------------------
                                       Name:  Kent D. Kalkwarf
                                       Title: Executive Vice President and
                                              Chief Financial Officer (Principal
                                              Financial Officer and Principal
                                              Accounting Officer)