Form 10-Q
period 2000-09-30
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 2000-11-14
CIK 1062363, 1062365, 1062367, 1062368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ---------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000.

                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 (314) 965-0555
              (Registrants' telephone number, including area code)



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

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 2000
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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                            SUCCESSOR
                                                                         ------------------------------------------------

                                                                            SEPTEMBER 30,               DECEMBER 31,
                                                                                 2000                      1999*
                                                                         ---------------------     ----------------------
ASSETS                                                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                         $     --                  $   3,521
   Accounts receivable, less allowance for doubtful
    accounts of $86 and $80, respectively                                               1,699                      1,084
   Prepaid expenses and other                                                             274                        157
   Receivable from related party                                                        4,359                     12,500
                                                                        ---------------------     ----------------------
      Total current assets                                                              6,332                     17,262
                                                                        ---------------------     ----------------------

INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net of accumulated
   depreciation of $15,899 and $4,673, respectively                                   101,651                     67,396
  Franchises, net of accumulated amortization of $39,227
   and $18,445, respectively                                                          376,217                    396,416
                                                                        ---------------------     ----------------------
                                                                                      477,868                    463,812
                                                                        ---------------------     ----------------------
                                                                                     $484,200                  $ 481,074
                                                                        =====================     ======================

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $21,299                   $ 16,405
   Payables to manager of cable systems - related parties                              16,600                      2,289
                                                                        ---------------------     ----------------------
      Total current liabilities                                                        37,899                     18,694
                                                                        ---------------------     ----------------------

LONG-TERM DEBT                                                                         92,456                     86,507

MEMBER'S EQUITY                                                                       353,845                    375,873
                                                                        ---------------------     ----------------------
                                                                                     $484,200                  $ 481,074
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

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                                                   SUCCESSOR                     PREDECESSOR
                                                                             ----------------------         ----------------------
                                                                              THREE MONTHS ENDED             THREE MONTHS ENDED
                                                                              SEPTEMBER, 30, 2000            SEPTEMBER 30, 1999
                                                                             ----------------------         ----------------------

REVENUES                                                                                 $17,200                     $ 15,782
                                                                             ----------------------         ----------------------

OPERATING EXPENSES:
  Operating, general and administrative                                                    8,498                        7,728
  Depreciation and amortization                                                           14,164                        8,777
  Corporate expense charges - related parties                                                293                          311
                                                                             ----------------------         ----------------------
                                                                                          22,955                       16,816
                                                                             ----------------------         ----------------------

               Loss from operations                                                       (5,755)                      (1,034)

OTHER INCOME (EXPENSE):
  Interest expense                                                                        (2,027)                      (1,050)
  Interest income                                                                            211                           38
  Other, net                                                                                  11                           --
                                                                             ----------------------         ----------------------
                                                                                          (1,805)                      (1,012)
                                                                             ----------------------         ----------------------

Net loss                                                                                $ (7,560)                     $(2,046)
                                                                             ======================         ======================











 The accompanying notes are an integral part of these consolidated statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                                      SUCCESSOR                                PREDECESSOR
                                                 ----------------------------------------------------     -----------------------
                                                       NINE MONTHS                                             FOUR MONTHS
                                                         ENDED                 FIVE MONTHS ENDED                  ENDED
                                                   SEPTEMBER 30, 2000          SEPTEMBER 30, 1999             APRIL 30, 1999
                                                 ------------------------    ------------------------     -----------------------

REVENUES                                                       $50,815                    $ 26,193                  $ 20,396
                                                 ------------------------    ------------------------     -----------------------

OPERATING EXPENSES:
  Operating, general and administrative                         24,656                      12,608                     9,317
  Depreciation and amortization                                 40,987                      14,570                     8,912
  Corporate expense charges - related parties
                                                                   959                         511                        --
                                                 ------------------------    ------------------------     -----------------------
                                                                66,602                      27,689                    18,229
                                                 ------------------------    ------------------------     -----------------------

               Income (loss) from operations                   (15,787)                     (1,496)                    2,167

OTHER INCOME (EXPENSE):
  Interest expense                                              (5,949)                     (2,793)                   (6,321)
  Interest income                                                  211                          38                       122
  Other, net                                                      (503)                         --                        --
                                                 ------------------------    ------------------------     -----------------------
                                                                (6,241)                     (2,755)                   (6,199)
                                                 ------------------------    ------------------------     -----------------------

Net loss                                                      $(22,028)                   $ (4,251)                  $(4,032)
                                                 ========================    ========================     =======================













 The accompanying notes are an integral part of these consolidated statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                   SUCCESSOR                     PREDECESSOR
                                                                    ----------------------------------------  -------------------
                                                                       NINE MONTHS          FIVE MONTHS
                                                                          ENDED                ENDED             FOUR MONTHS
                                                                       SEPTEMBER 30,        SEPTEMBER 30,           ENDED
                                                                           2000                 1999            April 30, 1999
                                                                    -------------------  -------------------  -------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $ (22,028)            $ (4,251)            $ (4,032)
    Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                     40,987               14,570                8,912
       Non-cash interest expense                                          5,949                2,744                3,850
    Changes in assets and liabilities, net of effects from
    acquisitions:
       Accounts receivable                                                (615)              (14,816)                 298
       Prepaid expenses and other                                         (117)                  139                  (75)
       Receivable from related party                                      8,141                   --                   --
       Accounts payable and accrued expenses                              4,894                2,026               (5,046)
       Payables to manager of cable systems - related parties            14,311                1,646                   --
       Other operating activities                                           --                   --                  (135)
                                                                    -------------------  -------------------  -------------------
          Net cash provided by operating activities                      51,522                2,058                3,772
                                                                    -------------------  -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for acquisitions, net of cash acquired                         --                   --                (2,770)
    Purchase of property, plant and equipment                          (54,557)              (3,937)               (4,250)
    Other investing activities                                            (486)                (268)                  166
                                                                    -------------------  -------------------  -------------------
          Net cash used in investing activities                        (55,043)              (4,205)               (6,854)
                                                                    -------------------  -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to parent                                                 --                 (406)                   --
                                                                    -------------------  -------------------  -------------------
         Net cash used in financing activities                              --                 (406)                   --
                                                                    -------------------  -------------------  -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (3,521)              (2,553)               (3,082)
CASH AND CASH EQUIVALENTS, beginning of period                           3,521                5,400                 8,482
                                                                    -------------------  -------------------  -------------------
CASH AND CASH EQUIVALENTS, end of period                                 $  --              $ 2,847                $5,400
                                                                    ===================  ===================  ===================

CASH PAID FOR INTEREST                                                   $  --              $ 2,525                $4,210
                                                                    ===================  ===================  ===================




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

RESULTS OF OPERATIONS

         The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):




                                                         NINE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2000               SEPTEMBER 30, 1999
                                                     --------------------------    -------------------------------

                                                       Amount            %             Amount               %
                                                       ------            -             ------               -
STATEMENT OF OPERATIONS:
Revenues (a)                                           $ 50,815         100.0           $ 46,589           100.0
                                                     ------------     ---------    ----------------     ----------

Operating expenses:
   Operating, general and administrative (a)             24,656          48.4             21,925            47.1
   Depreciation and amortization                         40,987          80.7             23,482            50.4
   Corporate expense charges-related parties                959           1.9                511             1.1
                                                     ------------     ---------    ----------------     ----------
                                                         66,602         131.0             45,918            98.6
                                                     ------------     ---------    ----------------     ----------

Income (loss) from operations                            (15,787)       (31.0)               671             1.4

Other income (expense):
   Interest expense                                       (5,949)       (11.7)            (9,114)          (19.5)
   Interest income                                          211           0.4                160             0.3
   Other, net                                              (502)        (1.0)                 --              --
                                                     ------------     ---------    ----------------     ----------
                                                         (6,240)        (12.3)            (8,954)          (19.2)
                                                     ------------     ---------    ----------------     ----------

Net loss                                                $(22,027)       (43.3)           $(8,283)          (17.8)
                                                     ============     =========    ================     ==========


         Other financial data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):



                                                        NINE MONTHS ENDED                NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2000               SEPTEMBER 30, 1999
                                                    ---------------------------    -------------------------------

EBITDA (b)                                                             $24,698                            $24,153
Adjusted EBITDA (c)                                                     26,159                             24,664
Homes Passed (at period end)                                           201,300                            170,800
Basic Customers (at period end)                                        135,100                            132,300
Basic Penetration (at period end)                                          67%                                77%
Premium Units (at period end)                                          101,800                             60,800
Premium Penetration (at period end)                                        75%                                46%
Average Monthly Revenue
  per Basic Customer                                                    $41.79                             $39.13


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

COMPARISON OF RESULTS

         For purposes of the above comparison, the results for the predecessor period (January 1, 1999 to April 30, 1999) have been combined with those for the successor period (May 1, 1999 to September 30, 1999). As a result of the acquisition of the Company by Charter Communications, LLC (the "Charter Transaction"), the application of push-down accounting, and the allocation of purchase price, the financial results for the periods presented above are not comparable.

         REVENUES. Revenues increased $4.2 million, or 9.1%, to $50.8 million for the nine months ended September 30, 2000, from $46.6 million for the nine months ended September 30, 1999. The increase in revenues for the nine months ended September 30, 2000, resulted primarily from net gains in basic subscribers and retail rate increases implemented. In addition, premium penetration increased significantly.

         OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased $2.7 million, or 12.5%, to $24.7 million for the nine months ended September 30, 2000, from $21.9 million for the nine months ended September 30, 1999. This increase was primarily due to increases in license fees paid for programming due in part to an increase in license fees per subscriber paid to programmers and in part to an increase in the number of channels available to subscribers.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $17.5 million, or 74.5%, to $41.0 million for the nine months ended September 30, 2000, from $23.5 million for the nine months ended September 30, 1999. This increase is primarily due to the Charter Transaction and the application of push-down accounting, which significantly increased the carrying value of franchises and related amortization. In addition, capital expenditures for system upgrades have increased, resulting in greater property, plant and equipment balances and a corresponding increase in depreciation expense.

         CORPORATE EXPENSE CHARGES - RELATED PARTIES. These charges for the nine months ended September 30, 2000, and for the five months ended September 30, 1999, represent costs incurred by Charter Investment, Inc. and Charter Communications, Inc., both affiliates of the Company, on the Company's behalf.

         INTEREST EXPENSE. Interest expense decreased $4.2 million, or 45.6%, to $5.9 million for the nine months ended September 30, 2000, from $9.1 million for the nine months ended September 30, 1999. This decrease is due to a decrease in debt outstanding. In connection with the closing of the Charter Transaction on April 30, 1999, all amounts outstanding under the Company's then-existing credit agreement were paid in full, and the credit agreement was terminated. In June 1999, pursuant to a change of control offer, Charter Communications Operating, LLC, an indirect parent of the Company, repurchased 48,762 of the Company's 10% Senior Discount Notes due 2008.

         NET LOSS. Net loss increased by $13.7 million for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase in revenues and the decrease in interest expense were not sufficient to offset the increases in operating, general and administrative, and depreciation and amortization expenses discussed above.

                           PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits (listed by numbers corresponding to the exhibit table in Item 601 of Regulation S-K):

         27.1 Financial Data Schedule (supplied for the information of the Commission).*

---------

         * Filed herewith.


     (b) Reports on Form 8-K.

         No reports on form 8-K were filed during the quarter ended September 30, 2000.

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


                                   RENAISSANCE MEDIA GROUP LLC
                                   RENAISSANCE MEDIA (LOUISIANA) LLC
                                   RENAISSANCE MEDIA (TENNESSEE) LLC


Dated November 13, 2000            By: CHARTER COMMUNICATIONS, INC.,
                                       -----------------------------
                                       their Manager

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


                                   RENAISSANCE MEDIA CAPITAL CORPORATION


Dated November 13, 2000            By: /s/ Kent D. Kalkwarf
                                       ---------------------------------
                                       Name:  Kent D. Kalkwarf
                                       Title: Executive Vice President and
                                              Chief Financial Officer (Principal
                                              Financial Officer and Principal
                                              Accounting Officer)