Form 10-K405
period 2000-12-31
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 2001-03-30
CIK 1062363, 1062365, 1062367, 1062368

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------
                                   FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


   12444 Powerscourt Drive -- Suite 100
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

                           RENAISSANCE MEDIA GROUP LLC
                        RENAISSANCE MEDIA (LOUISIANA) LLC
                        RENAISSANCE MEDIA (TENNESSEE) LLC
                      RENAISSANCE MEDIA CAPITAL CORPORATION

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I


                                                                                                Page
                                                                                             ----------
Item  1   Business.......................................................................         1
Item  2   Properties.....................................................................         2
Item  3   Legal Proceedings..............................................................         2

                                              PART II

Item  5   Market for Registrant's Common Equity and Related Stockholder Matters..........         2
Item  7   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................         3
Item  7a  Quantitative and Qualitative Disclosures about Market Risk.....................         6
Item  8   Financial Statements and Supplementary Data....................................         6
Item  9   Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.................................................................         6

                                              PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................         6

Signatures...............................................................................         9

This Annual Report on Form 10-K is for the year ended December 31, 2000. This Annual Report modifies and supersedes documents filed prior to this Annual Report. In addition, information that we file with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, we, us, and our refers to Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation.

                                     PART I

ITEM 1--BUSINESS

Ownership Structure

Renaissance Media Group LLC ("Group") was formed to own and operate cable systems that provide programming and related services to subscribers. Renaissance Media Capital Corporation ("Capital") was formed as a wholly owned subsidiary of Group for the sole purpose of being a co-issuer on debt instruments to be offered and sold to the public, including the senior discount notes. Renaissance Media (Louisiana) LLC ("Louisiana") and Renaissance Media (Tennessee) LLC ("Tennessee") are both wholly-owned subsidiaries of Group, and hold a 76% interest and 24% interest, respectively, in Renaissance Media LLC ("Media"). Media owns and operates cable systems and commenced active operations in April 1998 when it acquired six cable television systems from TWI Cable, Inc., a subsidiary of Time Warner Inc. Group, Capital, Louisiana and Tennessee do not, and will not, conduct any operations, and their only assets are the equity interests in one another as described above.

On April 30, 1999, Charter Communications, LLC, a wholly-owned indirect subsidiary of Charter Communications Holdings, LLC ("CC LLC") acquired all of the outstanding limited liability company membership interests in Group (the "Charter Transaction"). CC LLC is a subsidiary of Charter Communications Holding Company, LLC, which is a subsidiary of Charter Communications, Inc.
(CCI). The purchase price was $459 million, consisting of $348 million in cash and $111 million in accreted value of debt assumed. As a result, we are now indirectly held by CC LLC, which is a reporting company under the Securities Exchange Act of 1934, as amended.

We are managed by CCI. We pay management fees to CCI, and to the extent CCI has secured certain management services from its affiliate, Charter Investment, Inc., the management fees we pay are paid directly to Charter Investment. See also Item 5. Market for Registrants Common Equity and Related Stockholder Matters. Our principal executive offices are located at 12444 Powerscourt
Drive - Suite 100, St. Louis, Missouri, 63131. Our telephone number is (314) 965-0555.


General

At December 31, 2000, our systems passed approximately 189,800 homes and served approximately 135,800 customers.

The Louisiana Systems consist of five cable television systems serving approximately 101,400 basic subscribers as of December 31, 2000, located in southern Louisiana and western Mississippi: the St. Tammany system, the St. Landry system, the Lafourche system, the Picayune system and the Pointe Coupee system.

The Tennessee System served approximately 34,400 basic subscribers located in Jackson, Tennessee and surrounding counties as of December 31, 2000.

Our ultimate objective is to increase operating cash flow by increasing the customer base and the amount of cash flow per customer. We intend to achieve this objective by offering an array of advanced products and services, focusing on the customer, employing innovative marketing techniques and operating a technologically advanced broadband network.

At December 31, 2000, nearly 100% of our customers were served by systems with at least 550 megahertz bandwidth capacity. In addition, we expect to spend approximately $17 million from 2001 to 2003 to increase bandwidth to 750 megahertz or greater for approximately 50% of our customers. A minimum bandwidth of 550 megahertz or greater allows us to:

         -    offer advanced products and services (such as digital television, high-speed Internet access and other interactive services);
         -    increase channel capacity up to 82 analog channels, and add even more channels and services when our bandwidth is used for digital signal transmissions
         - in many systems, permit two-way communication, so that Internet access does not require a separate telephone line;
         -    improve picture quality and service reliability; and
         -    realize operating efficiencies from a reduced number of headends.

Buiding out systems to a minimum bandwidth of 750 megahertz or more will permit two-way communication in all cases.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as believe, expect, anticipate, should, planned, will, may, intend, estimate, and potential, among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC and include, but are not limited to:

         -    Our plans to offer advanced products and services,
         - Our anticipated capital expenditures for our upgrades and new equipment and facilities,
         - Our beliefs regarding the effects of governmental regulation on our business,
         - Our ability to effectively compete in a highly competitive and changing environment,
         - Our ability to fund anticipated capital expenditures and any future acquisitions,
         - Our ability to obtain equipment, inventory and programming as needed and at a reasonable price.

All forward-looking statements attributable to us, or a person acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

ITEM 2--PROPERTIES

Our principal physical assets consist of a cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

Our cable television plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches.

We believe that our properties are in good operating condition and are suitable for our business operations.

ITEM 3--LEGAL PROCEEDINGS

We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolutions of such matters will not have a material adverse impact on our consolidated financial position or results of operations.

PART II

ITEM 5--MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for the equity interests in any of Group, Capital, Louisiana or Tennessee. CC LLC (and indirectly Charter Communications Holdings, LLC) owns all of the limited liability company membership interests of Group, as each of these entities are wholly-owned subsidiaries of another entity.

Effective with the Charter Transaction, we record distributions when management fees charged to us exceed expenses incurred on our behalf. For the year ended December 31, 2000 and the eight months ended December 31, 1999, distributions totaled $0 and $0.4 million respectively. Our ability to pay distributions is limited under the terms of covenants in the indenture governing Group's outstanding Senior Discount Notes.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes amounts and the percentage of total revenues for certain items for the periods indicated (dollars in thousands):


                                                                                                             PERIOD FROM APRIL 9,
                                                YEAR ENDED        EIGHT MONTHS ENDED  |   FOUR MONTHS ENDED         1998 TO
                                             DECEMBER 31, 2000     DECEMBER 31, 1999  |     APRIL 30, 1999    DECEMBER 31, 1998(a)
                                            ------------------    ------------------  |  ------------------   --------------------
                                             Amount        %       Amount        %    |   Amount         %     Amount        %
                                            --------       -      --------       -    |  --------        -    --------       -
                                                                                      |
                                                                                      |
Revenues(b)                                 $ 70,313     100.0    $ 42,032     100.0  |  $ 21,110     100.0   $ 42,977     100.0
                                                                                      |
Cost and expenses:                                                                    |
                                                                                      |
 Operating, general and administrative        33,313      47.4      20,566      48.9  |    10,096      47.8     22,490      52.3
                                                                                      |
 Depreciation and amortization                56,873      80.9      23,150      55.1  |     8,912      42.2     19,107      44.5
                                                                                      |
 Corporate expense charges-related parties     1,246       1.8       1,625       3.9  |        --        --         --        --
                                            --------    ------    --------     -----  |  --------    ------   --------    ------
                                                                                      |
Operating income (loss)                      (21,119)    (30.0)     (3,309)     (7.9) |     2,102      10.0      1,380       3.2
                                                                                      |
Interest income                                  228       0.3          61       0.1  |       122       0.6        158       0.4
                                                                                      |
Interest expense                              (8,093)    (11.5)     (5,527)    (13.1) |    (6,321)   (30.3)    (14,358)    (33.4)
                                                                                      |
Other expense                                   (659)     (0.9)         --        --  |        --        --         --        --
                                            --------    ------    --------     -----  |  --------    ------   --------    ------
                                                                                      |
Loss before income taxes                     (29,643)    (42.2)     (8,775)    (20.9) |    (4,097)    (19.4)   (12,820)    (29.8)
                                                                                      |
Provision (benefit) for income taxes              --        --          --        --  |       (65)      (.3)       135        .3
                                            --------    ------    --------     -----  |  --------    ------   --------    ------
                                                                                      |
Net loss                                    $(29,643)    (42.2)   $ (8,775)    (20.9) |  $ (4,032)    (19.1)  $(12,955)    (30.1)
                                            ========    ======    ========     =====  |  ========    ======   ========    ======


Other financial and operational data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):


                                                             AS OF AND FOR THE       AS OF AND FOR THE       AS OF AND FOR THE
                                                                YEAR ENDED          EIGHT MONTHS ENDED    PERIOD FROM APRIL 9, 1998
                                                             DECEMBER 31, 2000       DECEMBER 31, 1999      TO DECEMBER 31, 1998(a)
                                                             -----------------      ------------------    -------------------------
EBITDA (c).........................................            $    35,095              $    19,841             $   20,487
Adjusted EBITDA (d)................................                 37,000                   21,466                 20,487
Homes Passed (e)(at period end)....................                189,800                  189,500                185,600
Basic Customers (f)................................                135,800                  133,600                129,600
Basic Penetration (g)..............................                   71.5%                    70.5%                  69.8%
Average Monthly Revenue per Basic
  Customer (h).....................................            $     43.15              $     39.33             $    36.97

(a) The results of operations for the period ended December 31, 1998, only include operating results for the period April 9, 1998 to December 31, 1998. Prior to April 9, 1998, we had no operations.

(b) Local governmental authorities impose franchise fees on us ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Company's customers and are periodically remitted to local franchises. Revenues and operating, general and administrative expenses presented here have been restated for the periods prior to the Charter Transaction to include the franchise fees collected from customers and then remitted to local franchises as revenues.

(c) EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Managements discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(d) Adjusted EBITDA means EBITDA before corporate expense charges and other expense. Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(e) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable distribution network in a given cable system service area.

(f) Basic customers are customers who receive basic cable service.

(g) Basic penetration represents basic customers as a percentage of homes passed.

(h) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

Comparison of Results

         As a result of the acquisition by Charter Communications, LLC of us (the Charter Transaction) and the application of purchase accounting, the financial results for the periods presented above are not comparable. For purposes of the following discussion, the results for the predecessor period (January 1, 1999 to April 30, 1999) have been combined with those for the successor period (May 1, 1999 to December 31, 1999).

         REVENUES. Revenues increased $7.2 million, or 11.4% to $70.3 million for year ended December 31, 2000 from $63.1 million for the year ended December 31, 1999. The increase in revenues resulted primarily from net gains in basic subscribers and retail rate increases implemented. In addition, digital subscriptions and premium penetration increased compared to prior year.

         OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased $2.6 million, or 8.5% to $33.3 million year ended December 31, 2000 from $30.7 million for the year ended December 31, 1999. This increase was primarily due to increases in programming expenses due in part continued inflationary increases coupled with increased channel capacity.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $24.8 million, or 77.4% to $56.9 million from $32.1 million. This increase is primarily due to the Charter Transaction and the application of purchase accounting, which significantly increased the carrying value of franchises and related amortization. In addition, capital expenditures for system upgrades have increased, resulting in greater property, plant and equipment balances and a corresponding increase in depreciation.

         CORPORATE EXPENSE CHARGES -- RELATED PARTIES. These charges for the year ended December 31, 2000, and for the eight months ended December 31, 1999, represent costs incurred by Charter Investment, Inc. and Charter Communications Inc., both affiliates of ours, on our behalf.

         INTEREST EXPENSE. Interest expense decreased $3.8 million, or 31.7% to $8.1 million for the year ended December 31, 2000 from $11.8 million for the year ended December 31, 1999. This decrease is due to a decrease in debt outstanding. In connection with the closing of the Charter Transaction on April 30, 1999, all amounts outstanding under our then-existing credit agreement were paid in full, and the credit agreement was terminated. In June 1999, pursuant to a change of control offer, Charter Communications Operating, LLC, and our indirect parent, repurchased $48.8 million of our 10% Senior discount Notes due 2008.

         NET LOSS. Net loss increased by $16.8 million for the year ended December 31, 2000, compared to the year ended December 31, 1999, as a result of the combination of factors discussed above.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following summarizes the contract terms and fair value of our debt at December 31, 2000 (dollars in thousands):


                                      Expected Maturity Date
                   --------------------------------------------------------------                                     Fair
                     2001          2002         2003         2004         2005     Thereafter          Total          Value
                                                                                                                    at 12/31/00
                   ----------     --------     --------    ---------    --------- -------------     ------------    -----------
DEBT
  Fixed Rate              --           --           --           --          --      $114,413         $114,413        $73,224
  Interest Rate           --           --         10.0%        10.0%       10.0%         10.0%            10.0%


ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, predecessor combined financial statements, the related notes thereto, and the reports of the independent auditors are included in this Form 10-K beginning on page F-1.

Separate financial statements for Capital have not been presented as Capital had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements.
          A listing of the financial statements, notes and reports of Independent public accountants required by Item 8 begins on page F-1 of this Annual Report on Form 10-K.

    (2) Financial Statement Schedules.
          No financial statement schedules are required to be filed by Items 8 and 14 (d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements on notes thereto.

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

 3.4       Certificate of Formation of Renaissance Media, LLC.(5)

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

(5) Incorporated by reference to the corresponding exhibit of the Annual Report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) and Renaissance Media Capital Corporation, filed March 30, 2000 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03,
        respectively).

(b) Reports on Form 8-K:

No reports on form 8-K were filed during the fourth quarter of 2000.


 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
                             SECTION 12 OF THE ACT.

No annual reports or proxy materials were sent to the Registrants' security holders during fiscal year 2000.

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

                           RENAISSANCE MEDIA GROUP LLC
                           RENAISSANCE MEDIA (LOUISIANA) LLC
                           RENAISSANCE MEDIA (TENNESSEE) LLC

Dated March 29, 2001       By:     CHARTER COMMUNICATIONS, INC.
                                   ----------------------------
                                   its Manager

                           By:      /s/ JERALD L. KENT
                                   ----------------------------
                                   Name:  Jerald L. Kent
                                   Title: President, Chief Executive Officer

                           RENAISSANCE MEDIA CAPITAL CORPORATION

Dated March 29, 2001       By:    /s/ JERALD L. KENT
                                   ----------------------------
                                   Name:  Jerald L. Kent
                                   Title: President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By:     /s/ JERALD L. KENT                                 March 29, 2001
             ------------------
             Name:  Jerald L. Kent
             Title: President and Chief Executive Officer
             of Charter Communications, Inc. (Manager);
             Renaissance Media Group LLC; Renaissance
             Media (Louisiana) LLC; Renaissance Media
             (Tennessee) LLC; and Renaissance Media
             Capital Corporation.


     By:    /s/ KENT D. KALKWARF                                March 29, 2001
            --------------------
            Name:  Kent D. Kalkwarf
            Title: Executive Vice President and
            Chief Financial Officer (Principal Financial
            Officer and Principal Accounting Officer) of
            Charter Communications, Inc. (Manager);
            Renaissance Media Group LLC; Renaissance
            Media (Louisiana) LLC; Renaissance Media
            (Tennessee) LLC; and Renaissance Media
            Capital Corporation.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                   Page
                                                                                                                   ----
RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
Report of Independent Public Accountants............................................................................F-2
Consolidated Balance Sheet as of December 31, 2000 and 1999.........................................................F-3
Consolidated Statement of Operations for the year ended December 31, 2000 and the eight months ended December 31,
1999............................................. ..................................................................F-4
Consolidated Statement of Changes in Member's Equity for the year ended December 31, 2000 and the eight months ended December 31, 1999.............................................................................................F-5
Consolidated Statement of Cash Flows for the year ended December 31, 2000 and the eight months ended December 31,
1999.................................. .............................................................................F-6
Notes to Consolidated Financial Statements..........................................................................F-7

RENAISSANCE MEDIA GROUP LLC
Report of Independent Auditors.....................................................................................F-16
Consolidated Balance Sheet as of April 30, 1999....................................................................F-17
Consolidated Statement of Operations for the four months ended April 30, 1999......................................F-18
Consolidated Statement of Changes in Members' Equity for the four months ended April 30, 1999......................F-19
Consolidated Statement of Cash Flows for the four months ended April 30, 1999......................................F-20
Notes to Consolidated Financial Statements.........................................................................F-21

RENAISSANCE MEDIA GROUP LLC
Report of Independent Auditors.....................................................................................F-29
Consolidated Balance Sheet as of December 31, 1998.................................................................F-30
Consolidated Statement of Operations for the year ended December 31, 1998..........................................F-31
Consolidated Statement of Changes in Members' Equity for the year ended December 31, 1998..........................F-32
Consolidated Statement of Cash Flows for the year ended December 31, 1998..........................................F-33
Notes to Consolidated Financial Statements.........................................................................F-34

PREDECESSOR
Report of Independent Auditors.....................................................................................F-44
Combined Balance Sheet as of April 8, 1998.........................................................................F-45
Combined Statement of Operations for the period from January 1, 1998 through April 8, 1998.........................F-46
Combined Statement of Changes in Net Assets for the period from January 1, 1998 through
 April 8, 1998.....................................................................................................F-47
Combined Statement of Cash Flows for the period January 1, 1998 through April 8, 1998..............................F-48
Notes to Combined Financial Statements.............................................................................F-49

                    Report of Independent Public Accountants

To Renaissance Media Group LLC:

We have audited the accompanying consolidated balance sheets of Renaissance Media Group LLC and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in member's equity and cash flows for the year ended December 31, 2000, and the eight months ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Media Group LLC and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, and the eight months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


     /s/ ARTHUR ANDERSEN LLP


     St. Louis, Missouri
     February 8, 2001

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                                  December 31,
                                                                                      -------------------------------------
                                                                                            2000                1999
                                                                                      ------------------   --------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                          $          1,809     $         3,521
   Accounts  receivable,  less  allowance  for  doubtful  accounts  of $212 and $80,
      respectively                                                                               1,172               1,084
   Prepaid expenses and other assets                                                               131                 157
   Receivable from related parties                                                                  --              10,211
                                                                                      -----------------    ---------------
      Total current assets                                                                       3,112              14,973

INVESTMENT IN CABLE SYSTEMS:
   Property, plant and equipment, net                                                          134,497              67,396
   Franchises, net                                                                             369,487             396,416
                                                                                      ----------------     ---------------
                                                                                               503,984             463,812
                                                                                      ----------------     ---------------
                                                                                      $        507,096     $       478,785
                                                                                      ================     ===============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $         35,117     $        16,405
   Payables to related parties                                                                  31,149                  --
                                                                                      ----------------     ---------------
       Total current liabilities                                                                66,266              16,405

LONG-TERM DEBT                                                                                  94,600              86,507
                                                                                      ----------------     ---------------

MEMBER'S EQUITY                                                                                346,230             375,873
                                                                                      ----------------     ---------------
                                                                                      $        507,096     $       478,785
                                                                                      ================     ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                                                                         Eight months
                                                                                      Year ended             ended
                                                                                      December 31,        December 31,
                                                                                         2000                 1999
                                                                                         ----                 ----
      REVENUES                                                                    $          70,313   $          42,032

      OPERATING EXPENSES:
            Operating, general and administrative                                            33,313              20,566
            Depreciation and amortization                                                    56,873              23,150
            Corporate expense charges - related parties                                       1,246               1,625
                                                                                   ----------------    ----------------
               Loss from operations                                                         (21,119)             (3,309)

      OTHER INCOME (EXPENSE):
            Interest income                                                                     228                  61
            Interest expense                                                                 (8,093)             (5,527)
            Other expense                                                                      (659)                 --
                                                                                   -----------------  -----------------

               Net loss                                                            $        (29,643)  $          (8,775)
                                                                                   ================   =================


        The accompanying notes are an integral part of these consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
                             (Dollars in Thousands)


BALANCE, May 1, 1999                                                                        $ 350,444
Contributions                                                                                  34,610
Distributions                                                                                    (406)
Net loss                                                                                       (8,775)
                                                                                            ---------
BALANCE, December 31, 1999                                                                    375,873
Net loss                                                                                      (29,643)
                                                                                            ---------
BALANCE, December 31, 2000                                                                  $ 346,230
                                                                                            =========



        The accompanying notes are an integral part of these consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                                 Eight months
                                                                                              Year ended             ended
                                                                                             December 31,         December 31,
                                                                                                2000                   1999
                                                                                                ----                   ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                        $        (29,643)    $          (8,775)
         Adjustments to reconcile net loss to net cash provided by
           operating activities:
         Depreciation and amortization                                                             56,873                23,150
         Accretion on senior discount notes and non-cash interest
           expense                                                                                  8,093                 5,451
         Changes in operating assets and liabilities:
           Accounts receivable                                                                        (88)              (13,107)
           Prepaid expenses and other assets                                                           26                   245
           Accounts payable and accrued expenses                                                   18,712                10,928
              Receivables from and payables to related parties, including
              deferred management fees                                                             41,360                 2,289
                                                                                        -----------------     ------------------
              Net cash provided by operating activities                                            95,333                20,181
                                                                                        -----------------     ------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                                     (95,584)              (21,419)
         Other investing activities                                                                (1,461)                 (622)
                                                                                        ------------------    ------------------
              Net cash used in investing activities                                               (97,045)              (22,041)
                                                                                        ------------------    ------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contributions                                                                         --                   387
         Distributions to parent                                                                       --                  (406)
                                                                                        ------------------    ------------------
              Net cash used in financing activities                                                    --                   (19)
                                                                                        ------------------    ------------------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (1,712)               (1,879)
     CASH AND CASH EQUIVALENTS, beginning of period                                                 3,521                 5,400
                                                                                        ------------------    ------------------
     CASH AND CASH EQUIVALENTS, end of period                                           $           1,809     $           3,521
                                                                                        ==================    ==================

     NON-CASH TRANSACTION-Capital Contribution (see Note 7)                             $              --     $          34,223
                                                                                        ==================    ==================


  The accompanying notes are an integral part of these consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except where indicated)


1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Renaissance Media Group LLC (the "Company") include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. As of December 31, 2000, the Company owns and operates cable systems serving approximately 135,800 (unaudited) customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high speed cable modems, and video-on-demand. The Company operates primarily in the states of Tennessee and Louisiana.

On April 30, 1999, Charter Communications, LLC (CC LLC) acquired all of the outstanding membership interests in the Company (the "Charter Transaction"). The purchase price was $459 million, consisting of $348 million in cash and $111 million in accreted value of debt assumed.

As a result of the Charter Transaction and the application purchase accounting, the financial information of the Company in the accompanying consolidated financial statements as of December 31, 1999, and for the period from May 1, 1999, through December 31, 1999, is presented on a different cost basis than the financial information of the Company for the period prior to and through April 30, 1999. Therefore, such information is not comparable.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities, and the cost of new customer installations.
The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, while equipment replacement and betterments are capitalized.

Depreciation is provided on the straight-line basis over the following estimated useful lives of the related assets as follows:

              Cable distribution systems                            3-15 years

              Buildings and leasehold improvements                  5-15 years
              Vehicles and equipment                                3-5  years

Franchises

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of 15 years. Accumulated amortization related to franchises was $46.2 million and $18.4 million, as of December 31, 2000 and 1999, respectively. The period of 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Company. Amortization expense for franchises was $28.4 million and $18.4 million for the year ended December 31, 2000 and for the eight months ended December 31, 1999, respectively.

Impairment of Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

Revenues

Revenues from basic, premium, pay-per-view, digital and data services are recognized when the related services are provided.

Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2000 and 1999, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

Advertising sales are recognized in the period that the advertisements are exhibited.

Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis, from the Company's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Segments

In accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, segments have been identified based upon management responsibility. The individual segments have been aggregated into one reportable segment, cable services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACQUISITIONS

As a result of the Charter Transaction discussed in Note 1, the Company has applied push-down accounting in the preparation of the accompanying consolidated financial statements. Accordingly, on May 1, 1999, the Company changed its member's equity to $350.4 million to reflect the amounts paid by CC LLC. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $414.9 million.

Unaudited pro forma operating results as though the Charter Transaction had been consummated on January 1, 1999, with pro forma adjustments to give effect to amortization of franchises, interest expense and certain other adjustments, are as follows for the year ended December 31, 1999:

                  Revenues                            $ 62,507
                  Loss from operations                  (3,947)
                  Net loss                             (42,838)

The unaudited pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had this transaction been completed as of the assumed date or which may be obtained in the future.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Activity in the allowance for doubtful accounts is summarized as follows for the year ended December 31:


                                                                                         2000
                                                                                    -------------
        Balance, beginning of year......................................            $          80
        Charged to expense..............................................                      733
        Uncollected balances written off, net of recoveries                                  (601)
                                                                                    -------------
        Balance, end of year............................................            $         212
                                                                                    =============


5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

                                                                           2000                   1999
                                                                    ------------------     -----------------
         Cable distribution systems                                  $         136,793     $          67,176

         Land, buildings and leasehold improvements                             12,465                 2,057
         Vehicles and equipment                                                  5,784                 2,836
                                                                     -----------------     -----------------
                                                                               155,042                72,069
         Less: accumulated depreciation                                        (20,545)               (4,673)
                                                                     -----------------     -----------------
                                                                     $         134,497      $         67,396
                                                                     =================     =================

Depreciation expense for assets owned by the Company was $28.5 million and $4.7 million for the year ended December 31, 2000, and the eight months ended December 31, 1999, respectively.

During the year ended December 31, 2000, the Company reduced the estimated useful lives of certain depreciable assets expected to have reduced lives as a result of the rebuild and upgrade of the Company's cable distribution systems. As a result, the above depreciation expense balance for 2000 includes an additional $13.5 million of depreciation.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31:


                                                                           2000                   1999
                                                                     -----------------     -----------------
         Accounts payable                                            $          12,828     $         5,929
         Capital expenditures                                                   10,858               5,118
         Programming expenses                                                    2,457               1,525
         Franchises fees                                                         1,250               1,140
         Other accrued liabilities                                               7,724               2,693
                                                                     -----------------     -----------------
                                                                     $          35,117      $       16,405
                                                                     =================     =================


7. LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                                              2000                1999
                                                                       ----------------     ----------------
     10% Senior Discount Notes                                         $        114,413     $        114,413
     Unamortized net discount                                                   (19,813)             (27,906)
                                                                       ----------------     ----------------
                                                                       $         94,600     $         86,507
                                                                       ================     ================


In 1998, the Company issued $163,175 principal amount at maturity of 10% senior discount notes due 2008 (the "Notes") for proceeds of $100,012. The Notes pay no cash interest until April 15, 2003. From and after April 15, 2003, the Notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Notes are due on April 15, 2008.

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

The Company and all subsidiaries of CCO have guaranteed payment and performance by CCO of its obligations inherent in the CCO Credit Agreement. In addition, the Company and its wholly owned subsidiaries and all subsidiaries of CCO have pledged their ownership interests as collateral to the CCO Credit Agreement.

The fair market value of the Notes was $73,224 and $79,517 as of December 31, 2000 and 1999, respectively.

8. INCOME TAXES

Prior to June 20, 1999, certain subsidiaries of the Company elected to be treated as corporations for federal income tax purposes. Through this date, the Company established a valuation allowance to offset the entire potential future tax benefit of the net operating loss (NOL) carryforward and, therefore, recognized no deferred tax benefit with respect to the NOL. Effective June 20, 1999, these subsidiaries of the Company have elected to be treated as disregarded entities for income tax purposes. As a result, the taxable income
(loss) of these entities is the responsibility of the Company's ultimate owners, and income taxes are not provided for in the accompanying consolidated financial statements. In addition, a certain subsidiary of the Company is a corporation subject to income taxes but has had no operations and, therefore, no taxable income since inception.

9. REVENUES

Revenues consist of the following:

                                                                                                 Eight months
                                                                             Year ended             ended
                                                                             December 31,         December 31,
                                                                                 2000                 1999
                                                                                 ----                 ----
                 Basic............................................           $    51,058          $  32,450
                 Premium..........................................                 5,989              3,774
                 Pay-per-view.....................................                   668                805
                 Digital..........................................                 2,413                 --
                 Advertising sales................................                 3,556              1,396
                 Data services                                                        58                 --

                 Other............................................                 6,571              3,607
                                                                        ----------------    ---------------
                                                                        $        70,313      $       42,032
                                                                        ===============     ===============

10. OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

    Operating, general and administrative expenses consist of the following:

                                                                                                 Eight months
                                                                             Year ended             ended
                                                                             December 31,         December 31,
                                                                                 2000                 1999
                                                                                 ----                 ----
                 Programming.......................................     $         16,332    $         9,692
                 General and administrative........................               11,505              7,103
                 Service...........................................                3,629              2,962
                 Marketing.........................................                1,292                734
                 Advertising sales.................................                    1                 --
                 Other.............................................                  554                 75
                                                                        ----------------    ---------------
                                                                        $        33,313     $        20,566
                                                                        ================    ===============


11. RELATED PARTY TRANSACTIONS

Charter Communications Investment, Inc. (Charter Investment) and Charter Communications, Inc. (Charter), an entity controlled by Paul G. Allen, provide management services to the Company including centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. Certain costs for these services are billed and charged directly to the Company's operating subsidiaries and are included in operating costs. These costs are allocated based on the number of basic customers. Such costs totaled $1.8 million and $245 for the year ended December 31, 2000 and the eight months ended December 31, 1999, respectively. All other costs incurred by Charter Investment and Charter on behalf of the Company are recorded as expenses in the accompanying consolidated financial statements and are included in corporate expense charges-related parties. Management fees are stipulated in the management agreements between Charter Investment, Charter and the Company. To the extent management fees charged to the Company are greater (less) than the corporate expenses incurred by Charter Investment and Charter, the Company records distributions to (capital contributions from) Charter Investment and Charter. For the eight months ended December 31, 1999, the Company recorded distributions of $406. For the year ended December 31, 2000, the management fee charged to the Company approximated the corporate expenses incurred by Charter Investment and Charter on behalf of the Company. The CCO Credit Agreement prohibits payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. Any amount in excess of 3.5% of revenue owed to Charter Investment or Charter based on the management agreement would be recorded as deferred management fees - related party. Management believes that costs incurred by Charter Investment and Charter on the Company's behalf and included in the accompanying consolidated financial statements are not materially different than costs the Company would have incurred as a stand- alone entity.

The Company also pays costs on behalf of Charter Investment and Charter. These costs are reimbursed by Charter Investment and Charter and are recorded as receivables from related parties in the accompanying consolidated financial statements.

Charter, Mr. Allen and certain affiliates of Mr. Allen own equity interests or warrants to purchase equity interest in various entities that provide services or programming to the Company, including High Speed Access Corp. (High Speed Access), WorldGate, Wink Communications, Inc.(Wink), ZDTV, LLC (ZDTV), USA Networks, Inc. (USA Networks) and Oxygen Media, Inc. (Oxygen Media). In addition, certain officers or directors of Charter also serve as directors of High Speed Access Corp. and USA Networks.

Certain of the Company's cable subscribers receive cable modem-based Internet access through High Speed Access and TV-based Internet access through WorldGate. For the year ended December 31, 2000, and for the eight months ended December 31, 1999, revenues attributable to these services were less than 1% of total revenues.

The Company receives or will receive programming and certain interactive features embedded into the programming for broadcast via its cable systems from Wink, ZDTV, USA Networks, and Oxygen Media. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the year ended December 31, 2000 and for the eight months ended December 31, 1999, were less than 1% of total operating expenses. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers. Such revenues for the year ended December 31, 2000 and for the eight months ended December 31, 1999, were less than 1% of total revenues.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company had rental expense under various lease and rental agreements of approximately $44 and $65 for the year ended December 31, 2000 and the eight months ended December 31, 1999, respectively, primarily for offices, tower sites and warehouses. Future minimum lease payments are not significant.

The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental attachments was approximately $877 and $564 for the year ended December 31, 2000 and the eight months ended December 31, 1999, respectively.

Litigation

The Company is a party to lawsuits and claims that arise in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

13. REGULATION IN THE CABLE INDUSTRY

The cable industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable industry.

The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. During 2000 and 1999, the amount refunded by the Company has been insignificant. The Company may be required to refund additional amounts in the future.

The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. As of December 31, 2000, approximately 5.6% of the Company's local franchising authorities are certified to regulate basic tier rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the consolidated financial position or results of operations of the Company.

The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Company does not believe any adjudications regarding its pre-sunset complaints will have a material adverse effect on the Company's consolidated financial position or results of operations.

A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable rates is not allowed to be more restrictive than the federal or local regulation.

14. EMPLOYEE BENEFIT PLANS

The Company sponsored a defined contribution plan that covered substantially all employees (the "Plan"). In connection with the Charter Transaction, the Plan's assets were frozen as of April 30, 1999, and employees became fully vested.



Effective July 1, 1999, the Company's employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan (the "Charter Plan"). Participants in the Charter Plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company made contributions to the Charter Plan totaling $117 and $54 for the year ended December 31, 2000 and the eight months ended December 31, 1999, respectively.

Eligible employees of the Company participate in the Charter Communications Holding Company Option Plan. The option plan provides for grants of options to employees, officers and directors of the Company. Options are granted with an exercise price equal to the estimated fair value of the underlying membership units and vest over five years from the grant date, commencing 15 months after the date of the grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant. The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for the option plans. Accordingly, no compensation expense was recorded for the year ended December 31, 2000 and the eight months ended December 31, 1999.


15. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards Board (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has no derivative instruments. Adoption of these new accounting standards will not impact the consolidated financial statements of the Company.

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

                                          /s/ ERNST & YOUNG LLP

New York, New York
June 4, 1999
except for Note 11, as to which the date is June 29, 1999

                          RENAISSANCE MEDIA GROUP LLC

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                              APRIL 30, 1999
                                                              --------------
ASSETS
Cash and cash equivalents...................................     $  5,400
Accounts receivable -- trade (less allowance for doubtful
  accounts of $86)..........................................          520
Accounts receivable -- other................................          492
Prepaid expenses and other assets...........................          416
Investment in cable television systems:
  Property, plant and equipment.............................       76,250
  Less: accumulated depreciation............................      (10,706)
                                                                 --------
                                                                   65,544
                                                                 --------
  Cable television franchises...............................      238,429
  Less: accumulated amortization............................      (16,754)
                                                                 --------
                                                                  221,675
                                                                 --------
  Intangible assets.........................................       17,544
  Less: accumulated amortization............................       (1,525)
                                                                 --------
                                                                   16,019
                                                                 --------
  Net investment in cable television systems................      303,238
                                                                 --------
Total assets................................................     $310,066
                                                                 ========
LIABILITIES AND MEMBERS' EQUITY
Accounts payable............................................     $    546
Accrued expenses............................................        3,222
Subscriber advance payments and deposits....................          657
Deferred marketing credits..................................          650
Debt........................................................      213,402
                                                                 --------
Total liabilities...........................................      218,477
                                                                 --------
Members' equity:
  Paid-in capital...........................................      108,600
  Accumulated deficit.......................................      (17,011)
                                                                 --------
Total members' equity.......................................       91,589
                                                                 --------
Total liabilities and members' equity.......................     $310,066
                                                                 ========

See accompanying notes to consolidated financial statements.

                          RENAISSANCE MEDIA GROUP LLC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                               FOUR MONTHS
                                                                  ENDED
                                                              APRIL 30, 1999
                                                              --------------
Revenues....................................................     $20,396
Costs and expenses:
  Service costs.............................................       6,325
  Selling, general and administrative.......................       3,057
  Depreciation and amortization.............................       8,912
                                                                 -------
Operating income............................................       2,102
Interest income.............................................         122
Interest (expense)..........................................      (6,321)
                                                                 -------
(Loss) before credit for taxes..............................      (4,097)
Credit for taxes............................................          65
                                                                 -------
Net (loss)..................................................     $(4,032)
                                                                 =======

See accompanying notes to consolidated financial statements.

                          RENAISSANCE MEDIA GROUP LLC
              CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                                 (IN THOUSANDS)

                                                                                      TOTAL
                                                          PAID-IN     ACCUMULATED    MEMBERS'
                                                          CAPITAL       DEFICIT       EQUITY
                                                          --------    -----------    --------
Balance December 31, 1998...............................  $108,600     $(12,979)     $95,621
Net (loss)..............................................        --       (4,032)      (4,032)
                                                          --------     --------      -------
Balance April 30, 1999..................................  $108,600     $(17,011)     $91,589
                                                          ========     ========      =======

See accompanying notes to consolidated financial statements.

                          RENAISSANCE MEDIA GROUP LLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               FOUR MONTHS
                                                                  ENDED
                                                              APRIL 30, 1999
                                                              --------------
OPERATING ACTIVITIES
Net (loss)..................................................     $(4,032)
Adjustments to non-cash and non-operating items:
  Depreciation and amortization.............................       8,912
  Accretion on Senior Discount Notes........................       3,528
  Other non-cash charges....................................         322
  Changes in operating assets and liabilities:
     Accounts receivable -- trade, net......................         206
     Accounts receivable -- other...........................          92
     Prepaid expenses and other assets......................         (75)
     Accounts payable.......................................      (1,496)
     Accrued expenses.......................................      (3,449)
     Subscriber advance payments and deposits...............          49
     Deferred marketing support.............................        (150)
                                                                 -------
Net cash provided by operating activities...................       3,907
                                                                 -------
INVESTING ACTIVITIES
Purchased cable television systems:
  Property, plant and equipment.............................        (830)
  Cable television franchises...............................      (1,940)
Escrow deposit..............................................         150
Capital expenditures........................................      (4,250)
Other intangible assets.....................................          16
                                                                 -------
Net cash used in investing activities.......................      (6,854)
                                                                 -------
FINANCING ACTIVITIES
Repayment of advances from Holdings.........................        (135)
                                                                 -------
Net cash used in financing activities.......................        (135)
                                                                 -------
Net decrease in cash and cash equivalents...................      (3,082)
Cash and cash equivalents at December 31, 1998..............       8,482
                                                                 =======
Cash and cash equivalents at April 30, 1999.................     $ 5,400
                                                                 =======
SUPPLEMENTAL DISCLOSURES
Interest paid...............................................     $ 4,210
                                                                 =======

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

     During 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133" has delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

     Property, plant and equipment is depreciated using the straight-line method over the following estimated service lives:

Buildings and leasehold improvements........................  5-30 years
Cable systems, equipment and subscriber devices.............  5-30 years
Transportation equipment....................................   3-5 years
Furniture, fixtures and office equipment....................  5-10 years

     Property, plant and equipment at April 30, 1999 consisted of:

Land........................................................  $   436
Buildings and leasehold improvements........................    1,445
Cable systems, equipment and subscriber devices.............   64,658
Transportation equipment....................................    2,301
Furniture, fixtures and office equipment....................      923
Construction in progress....................................    6,487
                                                              -------
                                                               76,250
Less: accumulated depreciation..............................  (10,706)
                                                              -------
Total.......................................................  $65,544
                                                              =======

                          RENAISSANCE MEDIA GROUP LLC

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

Cable television franchises.................................    15 years
Goodwill....................................................    25 years
Deferred financing and other intangible assets..............  2-10 years

     Intangible assets at April 30, 1999 consisted of:

Goodwill....................................................  $ 8,608
Deferred financing costs....................................    8,307
Other intangible assets.....................................      629
                                                              -------
                                                               17,544
Less: accumulated amortization..............................   (1,525)
                                                              -------
Total.......................................................  $16,019
                                                              =======

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

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

3.  ACQUISITIONS

BAYOU VISION, INC.

     On February 3, 1999, Media acquired the cable television assets of Bayou Vision, Inc. and Gulf South Cable, Inc. serving approximately 1,950 subscribers in the Villages of Estherwood, Morse and Mermentau and Acadia and Livingston Parish, Louisiana. The cash purchase price was approximately $2,700 and was paid out of available Company funds.

4.  DEBT

     As of April 30, 1999, debt consisted of:

10% Senior Discount Notes at accreted value (a).............  $110,902
Credit Agreement (b)........................................   102,500
                                                              --------
                                                              $213,402
                                                              ========

---------------
(a) On April 9, 1998, the Company issued $163,175 principal amount at maturity, $100,012 initial accreted value, of 10% senior discount notes due 2008 (the "Notes"). The Notes pay no cash interest until April 15, 2003. From and after April 15, 2003 the Notes will bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Notes are due on April 15, 2008. The fair market value of the Notes at April 30, 1999 was $116,262. See Note 11 regarding the offer to repurchase the Notes.

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

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

     The following table summarizes the interest rate cap agreement:

NOTIONAL                                       INITIAL    FIXED RATE
PRINCIPAL            EFFECTIVE   TERMINATION   CONTRACT      (PAY
AMOUNT      TERM       DATE         DATE         COST       RATE)
---------  -------   ---------   -----------   --------   ----------
$100,000   2 Years    12/1/97      12/1/99       $100       7.25%

6.  TAXES

     For the four months ended April 30, 1999, the credit for taxes has been calculated on a separate company basis. The components of the credit for taxes are as follows:

                                                               FOUR MONTHS
                                                                  ENDED
                                                              APRIL 30, 1999
                                                              --------------
Federal:
  Current...................................................       $ --
  Deferred..................................................         --
State:......................................................         --
  Current...................................................        (65)
  Deferred..................................................         --
                                                                   ----
(Credit) for taxes..........................................       $(65)
                                                                   ====

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

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

8.  ACCRUED EXPENSES

     Accrued expenses as of April 30, 1999 consist of the following:

Accrued franchise fees......................................  $  830
Accrued programming costs...................................     644
Accrued salaries, wages and benefits........................     516
Accrued interest............................................     340
Accrued property and sales tax..............................     231
Accrued legal and professional fees.........................      43
Other accrued expenses......................................     618
                                                              ------
                                                              $3,222
                                                              ======

9.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution plan which covers substantially all employees (the "Plan"). The Plan provides for contributions from eligible employees up to 15% of their compensation subject to Internal Revenue Code limitations. The Company's contribution to the Plan is limited to 50% of each eligible employee's contribution up to 10% of his or her

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

     Future minimum annual rental payments under noncancellable leases are as follows:

1999........................................................  $ 29
2000........................................................    38
2001........................................................    24
2002........................................................    21
2003 and thereafter.........................................    70
                                                              ----
Total.......................................................  $182
                                                              ====

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

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

12.  MANAGEMENT AGREEMENT (UNAUDITED)

     Effective May 1, 1999, the Company is charged a management fee equal to 3.5% of revenues, as stipulated in the previous management agreement between Charter and Charter Communications Operating, LLC ("CCO"), the indirect parent of Group. To the extent that management fees charged to the Company are greater/(less) than the proportionate share (based on basic subscribers) of corporate expenses incurred by Charter on behalf of the Company, Group will record distributions to/(capital contributions from) Charter. On November 12, 1999, Charter and CCO entered into a revised management agreement eliminating the 3.5% management fee and entitling Charter to reimbursement from CCO of all of its costs incurred in connection with the performance of its services under the revised management agreement.

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

Buildings and leasehold improvements........................    5 - 30 years
Cable systems, equipment and subscriber devices.............    5 - 30 years
Transportation equipment....................................    3 -  5 years
Furniture, fixtures and office equipment....................    5 - 10 years

     Property, plant and equipment at December 31, 1998 consisted of:

  Land......................................................    $   432
  Buildings and leasehold improvements......................      1,347
  Cable systems, equipment and subscriber devices...........     62,740
  Transportation equipment..................................      2,181
  Furniture, Fixtures and office equipment..................        904
  Construction in progress..................................      3,642
                                                                -------
                                                                 71,246
Less: accumulated depreciation..............................     (7,294)
                                                                -------
          Total.............................................    $63,952
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

NOTIONAL                                        INITIAL
PRINCIPAL             EFFECTIVE   TERMINATION   CONTRACT   FIXED RATE
 AMOUNT      TERM       DATE         DATE         COST     (PAY RATE)
---------    ----     ---------   -----------   --------   ----------
$100,000    2 years    12/1/97      12/1/99       $100        7.25%

6.  TAXES

     For the year ended December 31, 1998, the provision for income taxes has been calculated on a separate company basis. The components of the provision for income taxes are as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
Federal:
  Current...................................................        $ --
  Deferred..................................................          --
State:
  Current...................................................         135
  Deferred..................................................          --
                                                                    ----
     Provision for income taxes.............................        $135
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

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (INCLUDED IN TWI CABLE INC.)

                  COMBINED STATEMENT OF CHANGES IN NET ASSETS
                                 (IN THOUSANDS)

Balance at December 31, 1997................................    $224,546
  Repayment of advances from Parent.........................     (17,408)
  Advances from Parent......................................       9,658
  Net income................................................       1,358
                                                                --------
Balance at April 8, 1998....................................    $218,154
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

                                                               FOR THE PERIOD
                                                            FROM JANUARY 1, 1998
                                                                  THROUGH
                                                               APRIL 8, 1998
                                                            --------------------
                                                               (IN THOUSANDS)
Federal:
  Current.................................................         $   --
  Deferred................................................            962
State:
  Current.................................................             --
  Deferred................................................            229
                                                                   ------
     Net provision for income taxes.......................         $1,191
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

           PICAYUNE MS, LAFOURCHE LA, ST. TAMMANY LA, ST. LANDRY LA, POINTE COUPEE LA, AND JACKSON TN CABLE TELEVISION SYSTEMS
                          (INCLUDED IN TWI CABLE INC.)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of the Combined Systems' deferred tax assets and liabilities, as calculated on a separate company basis, are as follows:

                                                                 APRIL 8, 1998
                                                                 -------------
                                                                (IN THOUSANDS)
Deferred tax liabilities:
  Amortization..............................................        $57,817
  Depreciation..............................................          4,181
                                                                    -------
          Total gross deferred tax liabilities..............         61,998
                                                                    -------
Deferred tax assets:
  Tax loss carryforwards....................................            160
  Allowance for doubtful accounts...........................             46
                                                                    -------
          Total deferred tax assets.........................            206
                                                                    -------
          Net deferred tax liability........................        $61,792
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

 3.4      Certificate of Formation of Renaissance Media, LLC.(5)

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

Exhibit
Number                           Description                            Page
-------                          -----------                            ----




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

(5) Incorporated by reference to the corresponding exhibit of the Annual Report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) and Renaissance Media Capital Corporation, filed March 30, 2000 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively).