Form 10-Q
period 2001-03-31
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 2001-05-15
CIK 1062363, 1062365, 1062367, 1062368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001.

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

                          RENAISSANCE MEDIA GROUP LLC*
                       RENAISSANCE MEDIA (LOUISIANA) LLC*
                       RENAISSANCE MEDIA (TENNESSEE) LLC*
                     RENAISSANCE MEDIA CAPITAL CORPORATION*
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

                                 (314) 965-0555
              (Registrants' telephone number, including area code)



Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                   -     -

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

         All of the limited liability company membership interests of Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC are held by Renaissance Media Group LLC. All of the issued and outstanding shares of capital stock of Renaissance Media Capital Corporation are held by Renaissance Media Group LLC. All of the limited liability company membership interests of Renaissance Media Group LLC are held by Communications, LLC (and indirectly by Charter Communications Holdings, LLC, a reporting company under the Exchange
         Act). There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.


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

                           RENAISSANCE MEDIA GROUP LLC
                        RENAISSANCE MEDIA (LOUISIANA) LLC
                        RENAISSANCE MEDIA (TENNESSEE) LLC
                      RENAISSANCE MEDIA CAPITAL CORPORATION

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Part I.  Financial Information

         Item 1.  Financial Statements - Renaissance Media Group LLC
                  and Subsidiaries.                                          5
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                       9

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K.                         12

Signatures.                                                                 13


NOTE: Separate financial statements of Renaissance Media Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those acts. The Company's actual results could differ materially from those discussed herein, and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. The forward-looking statements within this Quarterly Report are identified by words such as "believe," "anticipate," "expect," "intend," "should," "estimated," "potential," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Quarterly Report with the SEC.

         Important factors that could cause actual results to differ materially from the forward-looking statements contained herein include, but are not limited to, the following:

o general economic and business conditions, both nationally and in the regions where the Company operates;
o anticipated capital expenditures for planned upgrades and the ability to fund these expenditures;
o    technology changes;

o the Company's ability to effectively compete in a highly competitive environment;
o    changes in business strategy or development plans;
o beliefs regarding the effects of governmental regulation on the Company's business;
o    the ability to attract and retain qualified personnel; and
o    liability and other claims asserted against the Company.

         Readers are urged to review and consider carefully the various disclosures made by the Company in this Quarterly Report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       MARCH 31,    DECEMBER 31,
                                                                          2001          2000*
                                                                       ---------    ------------
ASSETS                                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                            $   --        $  1,809
   Accounts receivable, less allowance for doubtful
    accounts of $228 and $212, respectively                                3,306         1,172
   Prepaid expenses and other current assets                                 365           131
                                                                        --------      --------
      Total current assets                                                 3,671         3,112
                                                                        --------      --------

INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net of accumulated
   depreciation of $29,008 and $20,545, respectively                     131,855       134,497
  Franchises, net of accumulated amortization of $53,081
   and $46,157, respectively                                             362,355       369,487
                                                                        --------      --------
      Total investment in cable properties, net                          494,210       503,984
                                                                        --------      --------
                                                                        $497,881      $507,096
                                                                        ========      ========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                $ 18,054      $ 35,117
   Payables to manager of cable systems - related parties                 45,314        31,149
                                                                        --------      --------
      Total current liabilities                                           63,368        66,266
                                                                        --------      --------

LONG-TERM DEBT                                                            96,737        94,600

MEMBER'S EQUITY                                                          337,776       346,230
                                                                        --------      --------
                                                                        $497,881      $507,096
                                                                        ========      ========

       The accompanying notes are an integral part of these consolidated financial statements.

----------
*Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                   THREE MONTHS      THREE MONTHS
                                                      ENDED              ENDED
                                                  MARCH 31, 2001    MARCH 31, 2000
                                                  --------------    --------------
                                                            (UNAUDITED)

REVENUES                                             $ 20,648         $ 16,541
                                                     --------         --------

OPERATING EXPENSES:
  Operating, general and administrative                10,189            7,959
  Depreciation and amortization                        16,418           12,337
  Corporate expense charges - related parties             326              294
                                                     --------         --------
                                                       26,933           20,590
                                                     --------         --------

               Loss from operations                    (6,285)          (4,049)

OTHER INCOME (EXPENSE):
  Interest expense                                     (2,137)          (1,928)
  Other, net                                              (32)               7
                                                     --------         --------
                                                       (2,169)          (1,921)
                                                     --------         --------

Net loss                                             $ (8,454)        $ (5,970)
                                                     ========         ========














        The accompanying notes are an integral part of these consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               THREE MONTHS      THREE MONTHS
                                                                                  ENDED             ENDED
                                                                              MARCH 31, 2001    MARCH 31, 2000
                                                                              --------------    --------------
                                                                                        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $ (8,454)          $ (5,970)
    Adjustments to reconcile net loss to net cash from operating activities:
       Depreciation and amortization                                               16,418             12,337
       Accretion on senior discount notes and non-cash interest expense             2,137              1,928
    Changes in operating assets and liabilities:
       Accounts receivable                                                         (2,134)               (90)
       Prepaid expenses and other current assets                                     (292)               (97)
       Accounts payable and accrued expenses                                      (17,063)            (5,634)
       Payables to related parties, including deferred management fees             14,165              8,524
                                                                                 --------           --------
         Net cash flows from operating activities                                   4,777             10,998
                                                                                 --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                     (6,586)            (9,138)
    Other investing activities                                                       --                  (34)
                                                                                 --------           --------
         Net cash flows from investing activities                                  (6,586)            (9,172)
                                                                                 --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (1,809)             1,826

CASH AND CASH EQUIVALENTS, beginning of period                                      1,809              3,521
                                                                                 --------           --------

CASH AND CASH EQUIVALENTS, end of period                                         $   --             $  5,347
                                                                                 ========           ========









        The accompanying notes are an integral part of these consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements of the Renaissance Media Group LLC (the "Company") include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. As of March 31, 2001, the Company owns and operates cable systems serving approximately 146,000 customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high speed cable modems, and video-on-demand. The Company operates primarily in the states of Tennessee and Louisiana.

2.       RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report.

         The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

3.       RELATED PARTY TRANSACTION

         During the first quarter, the Company exchanged certain of its cable system assets for certain cable system assets of an affiliate. Service to the Company's customers was unaffected. This transaction did not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

          The following table summarizes amounts and the percentage of total revenues for certain items for the periods indicated (dollars in thousands):

                                                            THREE MONTHS ENDED               THREE MONTHS ENDED
                                                              MARCH 31, 2001                    MARCH 31, 2000
                                                        --------------------------        -------------------------
                                                                           % OF                              % OF
                                                         AMOUNT           REVENUES        AMOUNT           REVENUES
                                                        --------          --------       --------          --------

Revenues (a)                                            $ 20,648            100.0 %      $ 16,541            100.0 %
                                                        --------          -------        --------          -------

Operating expenses:
   Operating, general and administrative                  10,189             49.3 %         7,959             48.1 %
   Depreciation and amortization                          16,418             79.5 %        12,337             74.6 %
   Corporate expense charges-related parties                 326              1.6 %           294              1.8 %
                                                        --------          -------        --------          -------
                                                          26,933            130.4 %        20,590            124.5 %
                                                        --------          -------        --------          -------

Loss from operations                                      (6,285)           (30.4)%        (4,049)           (24.5)%

Other income (expense):
   Interest expense                                       (2,137)           (10.3)%        (1,928)           (11.6)%
   Other, net                                                (32)            (0.2)%             7           --
                                                        --------          -------        --------          -------
                                                          (2,169)           (10.5)%        (1,921)           (11.6)%
                                                        --------          -------        --------          -------

Net loss                                                $ (8,454)           (40.9)%      $ (5,970)           (36.1)%
                                                        ========          =======        ========          =======

         Other financial and operational data for the periods indicated follows (dollars in thousands, except average monthly revenue per basic customer):


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    -----------------------------
                                                                      2001                 2000
                                                                    --------             --------

EBITDA (b)                                                          $ 10,101             $  8,295
Adjusted EBITDA (c)                                                   10,459                8,582
Homes passed (at period end) (d)                                     211,389              193,085
Basic customers (at period end) (e)                                  146,070              133,215
Basic penetration (at period end) (f)                                   69.1%                69.0%

Average monthly revenue per basic customer (quarter) (g)            $  47.12             $  41.39

(a) Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Company's customers and are periodically remitted to local franchises.

(b) EBITDA represents earnings (loss) before interest and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income (loss) from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of the Company's operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(c) Adjusted EBITDA means EBITDA before corporate expense charges and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to income
(loss) from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of the Company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(d) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable distribution network in a given cable system service area.

(e) Basic customers are customers who receive basic cable service.

(f) Basic penetration represents basic customers as a percentage of homes passed.

(g) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

COMPARISON OF RESULTS

         REVENUES. Revenues increased $4.1 million, or 24.8%, to $20.6 million for the three months ended March 31, 2001 from $16.5 million for the three months ended March 31, 2000. The increase in revenues for the three months ended March 31, 2001 resulted primarily from net gains in basic and digital customers coupled with increased general rate increases.

         OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased $2.2 million, or 27.5%, to $10.2 million for the three months ended March 31, 2001 from $8.0 million for the three months ended March 31, 2000. This increase was primarily due to increases in programming expenses due in part to continued inflationary increases coupled with increased channel capacity.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $4.1 million, or 33.3%, to $16.4 million for the three months ended March 31, 2001 from $12.3 million for the three months ended March 31, 2000. This increase was due to a full quarter of depreciation expense on 2000 capital expenditures for system upgrades.

         CORPORATE EXPENSE CHARGES - RELATED PARTIES. These charges for the three months ended March 31, 2001 and 2000, represent costs incurred on our behalf by Charter Investment, Inc. and Charter Communications, Inc., both affiliates of ours. The increase was due to rising corporate costs as a result of internal growth.

         INTEREST EXPENSE. Interest expense increased $0.2 million, or 10.5%, to $2.1 million for the three months ended March 31, 2001 from $1.9 million for the three months ended March 31, 2000. This increase is due to an increase in debt resulting from capital expenditures in 2000 and the first quarter of 2001.

         NET LOSS. Net loss increased by $2.5 million, or 41.7%, to $8.5 million for the three months ended March 31, 2001 from $6.0 million for the three months ended March 31, 2000 as a result of the combination of factors discussed above.

                           PART II. OTHER INFORMATION.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (A)   EXHIBITS

           None

     (B)   REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Quarterly Report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                 RENAISSANCE MEDIA GROUP LLC
                                 RENAISSANCE MEDIA (LOUISIANA) LLC
                                 RENAISSANCE MEDIA (TENNESSEE) LLC


Dated May 15, 2001              By:  CHARTER COMMUNICATIONS, INC.,
                                     ---------------------------------
                                     Registrants' Manager

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


                                 RENAISSANCE MEDIA CAPITAL CORPORATION


Dated May 15, 2001               By: /s/ Kent D. Kalkwarf
                                     ---------------------------------
                                     Name:   Kent D. Kalkwarf

                                     Title:  Executive Vice President and
                                             Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)