Form 10-Q
period 2001-06-30
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA CAPITAL CORP; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC
filed 2001-08-13
CIK 1062363, 1062368, 1062365, 1062367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001.

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
                       RENAISSANCE MEDIA (TENNESSEE) LLC*
                     RENAISSANCE MEDIA CAPITAL CORPORATION*
           (Exact names of registrants as specified in their charters)


                 Delaware                                  14-1803051
                 Delaware                                  14-1801165
                 Delaware                                  14-1801164
                 Delaware                                  14-1803049
     -------------------------------                   ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


        12405 Powerscourt Drive
          St. Louis, Missouri                                 63131
----------------------------------------                   ----------
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

* Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

                           RENAISSANCE MEDIA GROUP LLC
                        RENAISSANCE MEDIA (LOUISIANA) LLC
                        RENAISSANCE MEDIA (TENNESSEE) LLC
                      RENAISSANCE MEDIA CAPITAL CORPORATION

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
Part I.    Financial Information

           Item 1.  Financial Statements - Renaissance Media Group LLC
                      and Subsidiaries.                                                   3
           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                8

Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K.                                    11

Signatures.                                                                              12


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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           JUNE 30,           DECEMBER 31,
                                                                            2001                  2000*
                                                                         -----------          ------------
                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $    --                $  1,809
   Accounts receivable, less allowance for doubtful
     accounts of $219 and $212, respectively                                3,948                   1,172
   Prepaid expenses and other current assets                                  457                     131
                                                                         --------                --------
     Total current assets                                                   4,405                   3,112
                                                                         --------                --------

INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated
     depreciation of $35,196 and $20,545, respectively                    141,740                 134,497
   Franchises, net of accumulated amortization of $60,005
     and $46,157, respectively                                            355,434                 369,487
                                                                         --------                --------
     Total investment in cable properties, net                            497,174                 503,984
                                                                         --------                --------
                                                                         $501,579                $507,096
                                                                         ========                ========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $ 18,942                 $35,117
   Payables to manager of cable systems - related parties                  53,451                  31,149
                                                                         --------                --------
     Total current liabilities                                             72,393                  66,266
                                                                         --------                --------
LONG-TERM DEBT                                                             98,942                  94,600
MEMBER'S EQUITY                                                           330,244                 346,230
                                                                         --------                --------
                                                                         $501,579                $507,096
                                                                         ========                ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


----------
* Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                     THREE MONTHS        THREE MONTHS
                                                         ENDED               ENDED
                                                     JUNE 30, 2001       JUNE 30, 2000
                                                    --------------       -------------
                                                                (UNAUDITED)
REVENUES                                                $21,302             $17,074
                                                        -------             -------

OPERATING EXPENSES:
  Operating, general and administrative                  10,328               8,199
  Depreciation and amortization                          15,934              14,486
  Corporate expense charges - related parties               323                 372
                                                        -------             -------
                                                         26,585              23,057
                                                        -------             -------
     Loss from operations                                (5,283)             (5,983)

OTHER INCOME (EXPENSE):
  Interest expense                                       (2,205)             (1,994)
  Loss on disposal of equipment                              --                (504)
  Other, net                                                (44)                (17)
                                                        -------             -------
                                                         (2,249)             (2,515)
                                                        -------             -------
Net loss                                                $(7,532)            $(8,498)
                                                        =======             =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                      SIX MONTHS            SIX MONTHS
                                                         ENDED                 ENDED
                                                     JUNE 30, 2001         JUNE 30, 2000
                                                     -------------         -------------
                                                                 (UNAUDITED)
REVENUES                                              $ 41,950                $ 33,615
                                                      --------                --------

OPERATING EXPENSES:
  Operating, general and administrative                 20,517                  16,158
  Depreciation and amortization                         32,352                  26,823
  Corporate expense charges - related parties              649                     666
                                                      --------                --------
                                                        53,518                  43,647
                                                      --------                --------
    Loss from operations                               (11,568)                (10,032)

OTHER INCOME (EXPENSE):
  Interest expense                                      (4,342)                 (3,922)
  Loss on disposal of equipment                             --                    (504)
  Other, net                                               (76)                    (10)
                                                      --------                --------
                                                        (4,418)                 (4,436)
                                                      --------                --------
Net loss                                              $(15,986)               $(14,468)
                                                      ========                ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                                 SIX MONTHS          SIX MONTHS
                                                                   ENDED                ENDED
                                                               JUNE 30, 2001        JUNE 30, 2000
                                                               -------------        -------------
                                                                          (UNAUDITED)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $(15,986)            $(14,468)
    Adjustments to reconcile net loss to net cash from
       operating activities:
       Depreciation and amortization                               32,352               26,823
       Noncash interest expense                                     4,342                3,922
       Loss on disposal of equipment                                   --                  504
    Changes in operating assets and liabilities:
       Accounts receivable                                         (2,776)                 115
       Prepaid expenses and other current assets                     (546)                 (36)
       Accounts payable and accrued expenses                      (16,175)               5,922
       Payables to related parties                                 22,302               13,775
    Other operating activities                                         --                   (3)
                                                                 --------             --------
          Net cash flows from operating activities                 23,513              36,554
                                                                 --------             --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                    (25,322)             (38,307)
    Other investing activities                                         --               (1,150)
                                                                 --------             --------
          Net cash flows from investing activities                (25,322)             (39,457)
                                                                 --------             --------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                         (1,809)              (2,903)
 CASH AND CASH EQUIVALENTS, beginning of period                     1,809                3,521
                                                                 --------             --------
 CASH AND CASH EQUIVALENTS, end of period                        $     --            $     618
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

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Renaissance Media Group LLC (the "Company") include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Charter Communications Holdings, LLC. As of June 30, 2001, the Company owns and operates cable systems serving approximately 148,000 customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital cable television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high speed cable modems, and video-on-demand. The Company operates primarily in the states of Tennessee and Louisiana.

2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report.

     The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. Certain amounts in the accompanying 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation.

3.   NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

     Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Company on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Company is currently in process of assessing the future impact of adoption of SFAS No. 142.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table summarizes amounts and the percentage of total revenues for certain items for the periods indicated (dollars in thousands):

                                                                SIX MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30, 2001                JUNE 30, 2000
                                                         ---------------------------      ----------------------
                                                                             % OF                         % OF
                                                           AMOUNT          REVENUES        AMOUNT       REVENUES
                                                         -----------      ----------      --------      --------
                                                                 (UNAUDITED)                   (UNAUDITED)
      Revenues (a)                                         $ 41,950         100.0 %       $ 33,615        100.0 %
                                                           --------         -----         --------        -----
      Operating expenses:
         Operating, general and administrative               20,517          48.9 %         16,158         48.0 %
         Depreciation and amortization                       32,352          77.1 %         26,823         79.8 %
         Corporate expense charges - related parties            649           1.5 %            666          2.0 %
                                                           --------         -----         --------        -----
                                                             53,518         127.5 %         43,647        129.8 %
                                                           --------         -----         --------        -----

      Loss from operations                                  (11,568)        (27.5)%        (10,032)       (29.8)%

      Other income (expense):
         Interest expense                                    (4,342)        (10.4)%         (3,922)       (11.7)%
         Loss on disposal of equipment                           --            --             (504)        (1.5)%
         Other, net                                             (76)         (0.2)%            (10)          --
                                                           --------         -----         --------        -----
                                                             (4,418)        (10.6)%         (4,436)       (13.2)%
                                                           --------         -----         --------        -----
      Net loss                                             $(15,986)        (38.1)%       $(14,468)       (43.0)%
                                                           ========         =====         ========        =====


     Other financial and operational data for the periods indicated follows (dollars in thousands, except average monthly revenue per basic customer):

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------------
                                                                            2001                 2000
                                                                         ----------            ---------
     EBITDA (b)                                                           $  20,708            $ 16,277
     Adjusted EBITDA (c)                                                     21,433              17,457
     Cash flows from operating activities                                    23,513              36,554
     Cash flows from investing activities                                   (25,322)            (39,457)
     Cash flows from financing activities                                        --                  --
     Homes passed (at period end) (d)                                       211,300             193,100
     Basic customers (at period end) (e)                                    147,700             135,000
     Basic penetration (at period end) (f)                                    69.9%               69.9%
     Digital customers (at period end) (g)                                   45,061               6,868
     Digital penetration (at period end) (h)                                  30.5%                5.1%
     Average monthly revenue per basic customer (quarter) (i)             $   48.07            $  42.16

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

(g) Digital customers are customers who receive digital cable service.

(h) Digital penetration represents digital customers as a percentage of basic customers.

(i) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

COMPARISON OF RESULTS

     REVENUES. Revenues increased $8.4 million, or 25.0%, to $42.0 million for the six months ended June 30, 2001 from $33.6 million for the six months ended June 30, 2000. The increase in revenues for the six months ended June 30, 2001 resulted primarily from net gains in basic and digital customers coupled with general inflationary rate increases.

     OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased $4.3 million, or 26.5%, to $20.5 million for the six months ended June 30, 2001 from $16.2 million for the six months ended June 30, 2000. This increase was primarily due to net gains in customers and increased programming expenses due to continued inflationary increases coupled with increased channel capacity.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $5.6 million, or 20.9%, to $32.4 million for the six months ended June 30, 2001 from $26.8 million for the six months ended June 30, 2000. This increase was due to expenditures under our rebuild and upgrade program in 2000 and 2001.

     CORPORATE EXPENSE CHARGES - RELATED PARTIES. Corporate expense charges for the six months ended June 30, 2001 and 2000, represent costs incurred on our behalf by Charter Investment, Inc. and Charter Communications, Inc., both affiliates of ours. The decrease was due to increased activities performed internally during the six months ended June 30, 2001 as compared with the six months ended June 30, 2000.

     INTEREST EXPENSE. Interest expense increased $0.4 million, or 10.3%, to $4.3 million for the six months ended June 30, 2001 from $3.9 million for the six months ended June 30, 2000. This increase is due to an increase in debt during the three months ended June 30, 2001 to fund capital expenditures in 2000 and the six months ended June 30, 2001.

     NET LOSS. Net loss increased by $1.5 million, or 10.3%, to $16.0 million for the six months ended June 30, 2001 from $14.5 million for the six months ended June 30, 2000 as a result of the combination of the factors discussed above.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board adopted SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

     Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized.

SFAS No. 142 will be implemented by the Company on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Company is currently in process of assessing the future impact of adoption of SFAS No. 142.

                           PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS

          None.

     (B)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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



                                  RENAISSANCE MEDIA GROUP LLC
                                  RENAISSANCE MEDIA (LOUISIANA) LLC
                                  RENAISSANCE MEDIA (TENNESSEE) LLC



Date: August 10, 2001             By: CHARTER COMMUNICATIONS, INC.,
                                      ------------------------------------------
                                      Registrants' Manager


                                  By: /s/ Kent D. Kalkwarf
                                      ------------------------------------------
                                  Name:  Kent D. Kalkwarf

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




                                  RENAISSANCE MEDIA CAPITAL CORPORATION

Date: August 10, 2001             By: /s/ Kent D. Kalkwarf
                                      ------------------------------------------
                                  Name:   Kent D. Kalkwarf
                                  Title:  Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)