Form 10-Q
period 2001-09-30
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA CAPITAL CORP; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC
filed 2001-11-13
CIK 1062363, 1062368, 1062365, 1062367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 _______________

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001.

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

                          RENAISSANCE MEDIA GROUP LLC*
                       RENAISSANCE MEDIA (LOUISIANA) LLC*
                       RENAISSANCE MEDIA (TENNESSEE) LLC*
                     RENAISSANCE MEDIA CAPITAL CORPORATION*
           ___________________________________________________________

         (Exact names of registrants as specified in their charters)

                  Delaware                                  14-1803051
                  Delaware                                  14-1801165
                  Delaware                                  14-1801164
                  Delaware                                  14-1803049
                  ________                                  __________
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)


            12405 Powerscourt Drive
              St. Louis, Missouri                            63131
              ___________________                            _____
    (Address of principal executive offices)              (Zip Code)

                                 (314) 965-0555
                                 ______________
              (Registrants' telephone number, including area code)

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

                           RENAISSANCE MEDIA GROUP LLC
                        RENAISSANCE MEDIA (LOUISIANA) LLC
                        RENAISSANCE MEDIA (TENNESSEE) LLC
                      RENAISSANCE MEDIA CAPITAL CORPORATION

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

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

NOTE: Separate financial statements of Renaissance Media Capital Corporation have not been presented as it had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      2001              2000*
                                                                  -------------     ------------
                                                                  (UNAUDITED)
                                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $ 10,888          $  1,809
   Accounts receivable, less allowance for doubtful
     accounts of $391 and $212, respectively                           3,119             1,172
   Prepaid expenses and other current assets                             723               131
                                                                    --------          --------

     Total current assets                                             14,730             3,112
                                                                    --------          --------

INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated
     depreciation of $41,411 and $20,545, respectively               146,838           134,497
   Franchises, net of accumulated amortization of $66,929
     and $46,157, respectively                                       348,510           369,487
                                                                    --------          --------

     Total investment in cable properties, net                       495,348           503,984
                                                                    --------          --------

                                                                    $510,078          $507,096
                                                                    ========          ========

                           LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $ 18,274          $ 35,117
   Payables to manager of cable systems - related parties             67,458            31,149
                                                                    --------          --------

     Total current liabilities                                        85,732            66,266
                                                                    --------          --------

LONG-TERM DEBT                                                       101,190            94,600

MEMBER'S EQUITY                                                      323,156           346,230
                                                                    --------          --------

                                                                    $510,078          $507,096
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

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                         2001               2000
                                                     ------------       -------------
                                                     (UNAUDITED)
REVENUES                                               $ 22,640           $ 17,200
                                                       --------           --------

OPERATING EXPENSES:
  Operating, general and administrative                  11,202              8,498
  Depreciation and amortization                          15,971             14,164
  Corporate expense charges - related parties               321                293
                                                       --------           --------

                                                         27,494             22,955
                                                       --------           --------

     Loss from operations                                (4,854)            (5,755)

OTHER INCOME (EXPENSE):
  Interest expense                                       (2,248)            (2,027)
  Interest income                                            61                211
  Other, net                                                (46)                11
                                                       --------           --------

                                                         (2,233)            (1,805)
                                                       --------           --------

Net loss                                               $ (7,087)          $ (7,560)
                                                       ========           ========










  The accompanying notes are an integral part of these consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      ----------------------------
                                                         2001               2000
                                                      -----------       ----------
                                                      (UNAUDITED)
REVENUES                                               $ 64,590           $ 50,815
                                                       --------           --------

OPERATING EXPENSES:
  Operating, general and administrative                  31,719             24,656
  Depreciation and amortization                          48,323             40,987
  Corporate expense charges - related parties               969                959
                                                       --------           --------

                                                         81,011             66,602
                                                       --------           --------

     Loss from operations                               (16,421)           (15,787)

OTHER INCOME (EXPENSE):
  Interest expense                                       (6,591)            (5,949)
  Interest income                                            61                211
  Other, net                                               (123)              (503)
                                                       --------           --------

                                                         (6,653)            (6,241)
                                                       --------           --------

Net loss                                               $(23,074)          $(22,028)
                                                       ========           ========









  The accompanying notes are an integral part of these consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              ----------------------------
                                                                 2001                 2000
                                                              -----------       ----------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(23,074)          $(22,028)
   Adjustments to reconcile net loss to net cash from
      operating activities:
      Depreciation and amortization                              48,323             40,987
      Noncash interest expense                                    6,591              5,949
   Changes in operating assets and liabilities:

      Accounts receivable                                        (1,947)              (615)
      Prepaid expenses and other current assets                    (565)              (117)
      Receivable from related party                                  --              8,141
      Accounts payable and accrued expenses                     (16,843)             4,894
      Payables to related parties                                36,309             14,311
                                                               --------           --------

         Net cash flows from operating activities                48,794             51,522
                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                   (39,715)           (54,557)
   Other investing activities                                        --               (486)
                                                               --------           --------

         Net cash flows from investing activities               (39,715)           (55,043)
                                                               --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         9,079             (3,521)

CASH AND CASH EQUIVALENTS, beginning of period                    1,809              3,521
                                                               --------           --------

CASH AND CASH EQUIVALENTS, end of period                       $ 10,888           $     --
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

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements of the Renaissance Media Group LLC (the "Company") include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Charter Communications Holdings, LLC. As of September 30, 2001, the Company owns and operates cable systems serving approximately 149,200 customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital cable television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modems, and video-on-demand. The Company operates primarily in the states of Tennessee and Louisiana.

         In October 2001, Charter's President and Chief Executive Officer was appointed to the Company's Board of Members to replace the former President and Chief Executive Officer who left the Company in September 2001.

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

3.       NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

         Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Company on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. Upon adoption, the Company will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Company will test these assets for impairment at least annually. Other than during any periods in which the Company may record a charge for impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Company's preliminary evaluation, the estimated amortization costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $6.9 million and $20.8 million, respectively.

         Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of

Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table summarizes amounts and the percentage of total revenues for certain items for the periods indicated (dollars in thousands):

                                                             NINE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2001                   SEPTEMBER 30, 2000
                                                        --------------------------           --------------------------
                                                                            % OF                                 % OF
                                                         AMOUNT           REVENUES            AMOUNT           REVENUES
                                                        --------          --------           --------          --------
                                                                (UNAUDITED)                          (UNAUDITED)
Revenues                                                $ 64,590            100.0 %          $ 50,815            100.0 %
                                                        --------            -----            --------            -----

Operating expenses:
   Operating, general and administrative                  31,719             49.1 %            24,656             48.4 %
   Depreciation and amortization                          48,323             74.8 %            40,987             80.7 %
   Corporate expense charges - related parties               969              1.5 %               959              1.9 %
                                                        --------            -----            --------            -----

                                                          81,011            125.4 %            66,602            131.0 %
                                                        --------            -----            --------            -----

Loss from operations                                     (16,421)           (25.4)%           (15,787)           (31.0)%

Other income (expense):
   Interest expense                                       (6,591)           (10.2)%            (5,949)           (11.7)%
   Interest income                                            61              0.1 %               211              0.4 %
   Other, net                                               (123)            (0.2)%              (503)            (1.0)%
                                                        --------            -----            --------            -----

                                                          (6,653)           (10.3)%            (6,241)           (12.3)%
                                                        --------            -----            --------            -----

Net loss                                                $(23,074)           (35.7)%          $(22,028)           (43.3)%
                                                        ========            =====            ========            =====

         Other financial and operational data for the periods indicated follows (dollars in thousands, except average monthly revenue per basic customer):

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                         2001                 2000
                                                                       ---------            ----------
                   EBITDA (a)                                          $  31,779            $  24,697
                   Adjusted EBITDA (b)                                    32,871               26,159
                   Cash flows from operating activities                   48,794               51,522
                   Cash flows from investing activities                  (39,715)             (55,043)
                   Cash flows from financing activities                       --                   --
                   Homes passed (at period end) (c)                      216,200              201,300
                   Basic customers (at period end) (d)                   149,200              135,100
                   Basic penetration (at period end) (e)                    69.0%                67.1%
                   Digital customers (at period end) (f)                  47,700               18,063
                   Digital penetration (at period end) (g)                  32.0%                13.4%
                   Average monthly revenue per basic customer          $   50.58            $   42.44
                   (quarter) (h)

(a) EBITDA represents earnings (loss) before interest and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income (loss) from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of the Company's operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(b) Adjusted EBITDA means EBITDA before corporate expense charges and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to income
(loss) from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of the Company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(c) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable distribution network in a given cable system service area.

(d) Basic customers are customers who receive basic cable service.

(e) Basic penetration represents basic customers as a percentage of homes passed.

(f) Digital customers are customers who receive digital cable service.

(g) Digital penetration represents digital customers as a percentage of basic customers.

(h) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

COMPARISON OF RESULTS

         REVENUES. Revenues increased $13.8 million, or 27.2%, to $64.6 million for the nine months ended September 30, 2001 from $50.8 million for the nine months ended September 30, 2000. The increase in revenues for the nine months ended September 30, 2001 resulted primarily from net gains in basic and digital customers coupled with general rate increases.

         OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased $7.0 million, or 28.3%, to $31.7 million for the nine months ended September 30, 2001 from $24.7 million for the nine months ended September 30, 2000. This increase was primarily due to net gains in customers and increased programming expenses due to continued inflationary increases coupled with increased channel capacity.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $7.3 million, or 17.8%, to $48.3 million for the nine months ended September 30, 2001 from $41.0 million for the nine months ended September 30, 2000. This increase was due to expenditures under our rebuild and upgrade program in 2000 and 2001.

         CORPORATE EXPENSE CHARGES - RELATED PARTIES. Corporate expense charges for the nine months ended September 30, 2001 and 2000, represent costs incurred on our behalf by our affiliates, Charter Investment, Inc. and Charter Communications, Inc. The increase was due primarily to general inflationary cost increases during the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000.

         INTEREST EXPENSE. Interest expense increased $0.7 million, or 11.9%, to $6.6 million for the nine months ended September 30, 2001 from $5.9 million for the nine months ended September 30, 2000. This increase is due to an increase in average outstanding debt during the nine months ended September 30, 2001 to fund capital expenditures.

         NET LOSS. Net loss increased by $1.1 million, or 5.0%, to $23.1 million for the nine months ended September 30, 2001 from $22.0 million for the nine months ended September 30, 2000 as a result of the combination of the factors discussed above.

NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

         Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Company on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. Upon adoption, the Company will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Company will test these assets for impairment at least annually. Other than during any periods in which the Company may record a charge for impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Company's preliminary evaluation, the estimated amortization costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $6.9 million and $20.8 million, respectively.

         Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

         ECONOMIC SLOWDOWN; TERRORISM; AND ARMED CONFLICT

         Although we do not believe that the recent terrorist attacks and the subsequent armed conflict and related events have resulted in any material changes to the Company's business and operations for the period ended September 30, 2001, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to the Company's physical facilities. Terrorism and the related events may have other adverse effects on the Company, in ways that cannot be presently predicted.

                           PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS

                  None.

         (B)      REPORTS ON FORM 8-K

                  On October 4, 2001, the Registrant filed a current report on Form 8-K to announce the resignation of Jerald Kent, President and Chief Executive Officer of Charter Communications, Inc., the Registrant's manager, and to announce long-term employment agreements at Charter Communications, Inc. for Kent D. Kalkwarf, Executive Vice President and Chief Financial Officer; and David G. Barford, Executive Vice President and Chief Operating Officer.

                  On October 12, 2001, the Registrant filed a current report on Form 8-K to announce that the Board of Directors of Charter Communications, Inc. (Charter) selected Carl Vogel as Charter's new President and Chief Executive Officer effective immediately. Mr. Vogel also was named a member of Charter's Board of Directors and its Executive Committee.

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


                                  RENAISSANCE MEDIA GROUP LLC
                                  RENAISSANCE MEDIA (LOUISIANA) LLC
                                  RENAISSANCE MEDIA (TENNESSEE) LLC



Date: November 10, 2001           By: CHARTER COMMUNICATIONS, INC.,
                                  ---------------------------------
                                  Registrants' Manager


                                  By: /s/  Kent D. Kalkwarf
                                  -------------------------
                                  Name:    Kent D. Kalkwarf

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




                                  RENAISSANCE MEDIA CAPITAL CORPORATION

Date: November 10, 2001           By: /s/   Kent D. Kalkwarf
                                  --------------------------
                                  Name:    Kent D. Kalkwarf
                                  Title: Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)