Form 10-K405
period 2001-12-31
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA CAPITAL CORP; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC
filed 2002-03-29
CIK 1062363, 1062368, 1062365, 1062367

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________ .

Commission File Numbers:

RENAISSANCE MEDIA GROUP LLC* 333-56679
RENAISSANCE MEDIA (LOUISIANA) LLC* 333-56679-02
RENAISSANCE MEDIA (TENNESSEE) LLC* 333-56679-01
RENAISSANCE MEDIA CAPITAL CORPORATION* 333-56679-03

(Exact names of registrants as specified in their charters)

Delaware	14-1803051

Delaware	14-1801165

Delaware	14-1801164

Delaware	14-1803049

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Numbers)

12405 Powerscourt Drive St. Louis, Missouri	63131

(Address of principal executive offices)	(Zip code)

(314) 965-0555

(registrant’s telephone number, including area code)

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
Yes No

                           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                           State the aggregate market value of the voting equity securities held by non-affiliates of the registrants — all of the limited liability company membership interests of Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC are held by Renaissance Media Group LLC. All of the issued and outstanding shares of capital stock of Renaissance Media Capital Corporation are held by Renaissance Media Group LLC. All of the limited liability company membership interests of Renaissance Media Group LLC are held by Charter Communications, LLC (and indirectly by Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

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

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC
RENAISSANCE MEDIA CAPITAL CORPORATION

2001 FORM 10-K ANNUAL REPORT

                           This Annual Report on Form 10-K is for the year ended December 31, 2001. This Annual Report modifies and supersedes documents filed prior to this Annual Report. In addition, information that we file with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, the terms “we”, “us”, and “our” refer to Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation.

PART I

ITEM 1.	BUSINESS

Ownership Structure

                           Renaissance Media Group LLC (the “Company”) was formed to own and operate cable systems that provide programming and related services to customers. Renaissance Media Capital Corporation (“Capital”) was formed as a wholly-owned subsidiary of the Company for the sole purpose of being a co-issuer on debt instruments to be offered and sold to the public. Renaissance Media (Louisiana) LLC (“Louisiana”) and Renaissance Media (Tennessee) LLC (“Tennessee”) are both wholly-owned subsidiaries of the Company, and hold a 76% interest and 24% interest, respectively, in Renaissance Media LLC (“Media”). Media owns and operates cable systems and commenced active operations in April 1998 when it acquired six cable television systems from TWI Cable, Inc., a subsidiary of Time Warner Inc. The Company, Capital, Louisiana and Tennessee do not, and will not, conduct any operations, and their only assets are the equity interests in one another as described above.

                           On April 30, 1999, Charter Communications, LLC (“CC LLC”), a wholly-owned indirect subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”), acquired all of the outstanding limited liability company membership interests in the Company (the “Charter Transaction”). Charter Holdings is a subsidiary of Charter Communications Holding Company, LLC, which is a subsidiary of Charter Communications, Inc. (“Charter”). The purchase price was $459 million, consisting of $348 million in cash and $111 million in accreted value of assumed debt. As a result, we are now indirectly held by Charter Holdings, which is a reporting company under the Securities Exchange Act of 1934, as amended.

                           Effective on January 2, 2001, the Company entered into certain cable system swap transactions with other subsidiaries of Charter Holdings. Such cable systems swaps were effected in order to increase operational efficiency by swapping systems into the subsidiaries which are physically located closest to them. The Company accounted for the portions of systems transferred into the Company from other Charter Holdings subsidiaries as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, beginning on January 2, 2001, the consolidated financial statements include the accounts of two systems that were transferred into the Company from other Charter Holdings subsidiaries. Also, on January 2, 2001, the Company transferred one of its systems to another Charter Holdings subsidiary as part of the swap transactions. The disposition by the Company was recorded as a noncash transaction with related parties during the year ended December 31, 2001.

                           The effect of the swap transactions on the Company’s consolidated financial statements was not material and, therefore, the Company’s consolidated financial statements for the year ended December 31, 2000 have not been restated. However, the increase in the number of basic customers of 14,000, from 135,800 to 149,800 during 2001 as compared to 2000 includes 10,100 net basic customers acquired in the swap transactions. The increase in the number of homes passed of 26,700, from 189,800 to 216,500 during 2001 as compared to 2000 includes 19,200 net homes passed acquired in the swap transactions.

                           We are managed by Charter. We pay management fees to Charter, and to the extent Charter has secured certain management services from its affiliate, Charter Investment, Inc. (“Charter Investment”), the management fees we pay are paid directly to Charter Investment. See also Item 5. “Market for Registrants, Common Equity and Related Stockholder Matters.” Our principal executive offices are located at 12405 Powerscourt Drive, St. Louis, Missouri, 63131. Our telephone number is (314)965-0555.

General

                           At December 31, 2001 and 2000, our systems passed approximately 216,500 and 189,800 homes and served approximately 149,800 and 135,800 customers, respectively.

                           The systems in Louisiana consist of five cable television systems serving approximately 105,300 and 101,400 basic customers as of December 31, 2001 and 2000, respectively. These systems are located in southern Louisiana and western Mississippi and include the St. Tammany, the St. Landry, the Lafourche, the Picayune and the Pointe Coupee systems. The increase in customers of 3,900 was due to internal growth and was not related to the system swap transactions.

                           The systems in Tennessee served approximately 44,500 and 34,400 basic customers located in Jackson, Tennessee and surrounding counties as of December 31, 2001 and 2000, respectively. The increase in customers of 10,100 was entirely related to the system swap transactions.

                           Our ultimate objective is to increase operating cash flow by increasing the customer base and the amount of cash flow per customer. We intend to achieve this objective by offering an array of advanced products and services, focusing on the customer, employing innovative marketing techniques and operating a technologically advanced broadband network.

                           At December 31, 2001, nearly 100% of our customers were served by systems with at least 550 megahertz bandwidth capacity. A minimum bandwidth of 550 megahertz or greater allows us to:

•	offer advanced products and services (such as digital television, high-speed Internet access and other interactive services);

•	increase channel capacity up to 82 analog channels and add even more channels and services when our bandwidth is used for digital signal transmissions; and

•	permit two-way communication, so that Internet access does not require a separate telephone line and our systems can provide telephony services.

Cautionary Statement Regarding Forward-Looking Statements

                           This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this memorandum are set forth in this memorandum and in reports or documents that we file from time to time with the Securities and Exchange Commission, and include, but are not limited to:

•	our plans to achieve growth by offering advanced products and services;

•	our anticipated capital expenditures for our upgrades and new equipment and facilities;

•	our ability to fund capital expenditures and any future acquisitions;

•	the effects of governmental regulation on our business;

•	our ability to compete effectively in a highly competitive and changing environment;

•	our ability to obtain programming as needed and at reasonable prices; and

•	general business and economic conditions, particularly in light of the uncertainty stemming from recent terrorist activities in the United States and the armed conflict abroad.

                           All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

ITEM 2.	PROPERTIES

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

                           We believe that our properties are in good operating condition and are suitable for our business operations.

ITEM 3.	LEGAL PROCEEDINGS

                           We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolutions of such matters will not have a material adverse impact on our consolidated financial position or results of operations.

PART II

ITEM 5.	MARKET FOR REGISTRANTS, COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           There is no established trading market for the equity interests of the Company, Capital, Louisiana or Tennessee. CC LLC, and indirectly Charter Holdings, owns all of the limited liability company membership interests of the Company, as each of these entities are wholly-owned subsidiaries of another entity.

                           Effective with the Charter Transaction, we record distributions when management fees charged to us exceed expenses incurred on our behalf. We did not pay distributions for the years ended December 31, 2001 and 2000. Our ability to pay distributions is limited under the terms of covenants in the indenture governing the Company’s outstanding senior discount notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Results of Operations

                           The following table summarizes amounts and percentages of total revenues for certain items for the periods indicated (dollars in thousands):

	Year Ended December 31,
					Eight Months Ended		Four Months Ended
	2001		2000		December 31, 1999		April 30, 1999

Revenues (a)	$88,047	100.0%	$70,313	100.0%	$42,032	100.0%	$21,110	100.0%

Operating expenses:

Operating, general and administrative (a)	43,677	49.6%	33,313	47.3%	20,566	48.9%	10,096	47.8%

Depreciation and amortization	66,758	75.8%	56,873	80.9%	23,150	55.1%	8,912	42.2%

Corporate expense charges- related parties	1,271	1.5%	1,246	1.8%	1,625	3.9%	—	—

Operating income (loss)	(23,659)	(26.9)%	(21,119)	(30.0)%	(3,309)	(7.9)%	2,102	10.0%

Interest income	62	0.1%	228	0.2%	61	0.1%	122	0.6%

Interest expense	(8,965)	(10.2)%	(8,093)	(11.5)%	(5,527)	(13.1)%	(6,321)	(30.0)%

Other expense	(154)	(0.2)%	(659)	(0.9)%	—	—	—	—

Loss before income taxes	(32,716)	(37.2)%	(29,643)	(42.2)%	(8,775)	(20.9)%	(4,097)	(19.4)%

Provision (benefit) for income taxes	—	—	—	—	—	—	(65)	(0.3)%

Net loss	$(32,716)	(37.2)%	$(29,643)	(42.2)%	$(8,775)	(20.9)%	$(4,032)	(19.1)%

                           Other financial and operational data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):

	As of and for the Year Ended December 31,		As of and for the
			Eight Months Ended
	2001	2000	December 31, 1999

EBITDA (b)	$42,945	$35,095	$19,841

Adjusted EBITDA (c)	44,370	37,000	21,466

Homes Passed (at period end)(d)	216,500	189,800	189,500

Basic Customers (e)	149,800	135,800	133,600

Basic Penetration (f)	69.2%	71.5%	70.5%

Average Monthly Revenue per Basic Customer (g)	$48.98	$43.15	$39.33

(a)	Local governmental authorities impose franchise fees ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Company’s customers and are periodically remitted to local franchises. Revenues and operating, general and administrative expenses presented here have been restated for the periods prior to the Charter Transaction to include the franchise fees collected from customers and then remitted to local franchises as revenues.

(b)	EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company’s ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles (GAAP). EBITDA should also not be construed as an indication of a company’s operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(c)	Adjusted EBITDA means EBITDA before corporate expense charges and other expense. Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company’s ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with GAAP. Adjusted EBITDA should also not be construed as an indication of a company’s operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(d)	Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable distribution network in a given cable system service area.

(e)	Basic customers are customers who receive basic cable service.

(f)	Basic penetration represents basic customers as a percentage of homes passed by cable transmission lines.

(g)	Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

Comparison of Results

                           Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

                           Revenues. Revenues increased $17.7 million from $70.3 million to $88.0 million, or 25.2%, for the year ended December 31, 2001 as compared to 2000. The increase in revenues resulted primarily from net gains in basic and digital customers coupled with general rate increases and improved premium penetration.

                           Operating, General and Administrative Expenses. Operating, general and administrative expenses increased $10.4 million from $33.3 million to $43.7 million, or 31.1%, for the year ended December 31, 2001 as compared to 2000. This increase was primarily due to net gains in customers and increased programming expenses due to continued inflationary increases coupled with increased channel capacity.

                           Depreciation and Amortization Expense. Depreciation and amortization expense increased $9.9 million from $56.9 million to $66.8 million, or 17.4%, for the year ended December 31, 2001 as compared to 2000. This increase was due to capital expenditures related to our rebuild and upgrade program in 2000 and 2001.

                           Corporate Expense Charges — Related Parties. These charges increased by less than $0.1 million from $1.2 million to $1.3 million, or 2.0%, for the year ended December 31, 2001 as compared to 2000. These charges represent costs incurred on our behalf by our affiliates, Charter Investment, Inc. and Charter Communications Inc. The increase was due primarily to general inflationary cost increases during the year ended December 31, 2001 as compared with the year ended December 31, 2000.

                           Interest Expense. Interest expense increased $0.9 million from $8.1 million to $9.0 million, or 10.8%, for the year ended December 31, 2001 as compared to 2000. This increase was due to an increase in average outstanding debt during the year ended December 31, 2001 to fund capital expenditures.

                           Net Loss. Net loss increased by $3.1 million from $29.6 million to $32.7 million, or 10.4%, for the year ended December 31, 2001 as compared to 2000, as a result of the combination of factors described above.

New Accounting Standards

                           In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 143, Accounting for Asset Retirement Obligations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and was adopted by the Company on July 1, 2001. Adoption of SFAS No. 141 did not have a significant impact on the consolidated financial statements of the Company.

                           Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS Nos. 141 and 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. The Company believes that substantially all franchises will qualify for indefinite life treatment under the new standard. While their analysis, including the impairment testing of franchises required under the new standard, is not complete, we expect to stop amortizing franchise intangible assets that meet the indefinite life treatment beginning January 1, 2002. The Company will test these assets for impairment at least annually. Other than during any periods in which the Company may record a charge for impairment, the Company expects that the adoption of SFAS No. 142 will result in a reduced loss as a result of reduced amortization expense. Based on the Company’s preliminary evaluation, if the new standard had been in effect for 2001, amortization expense would have been reduced by approximately $25.0 million to $27.7 million.

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

                           In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

Economic Slowdown; Terrorism; and Armed Conflict

                           Although we do not believe that the September 11, 2001 terrorist attacks and the subsequent armed conflict and related events have resulted in any material changes to the Company’s business and operations for the year ended December 31, 2001, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to the Company’s physical facilities. Terrorism and the related events may have other adverse effects on the Company, in ways that cannot be presently predicted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           As of December 31, 2001, we had outstanding $114.4 million aggregate principal amount at maturity of 10.000% senior discount notes due 2008. The notes do not require the payment of interest until April 15, 2003. From and after April 15, 2003, the notes bear interest, payable semi-annually in cash, on April 15 and October 15, commencing on October 15, 2003. The fair value at December 31, 2001 was $89.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           Our consolidated financial statements, predecessor combined financial statements, the related notes thereto, and the reports of the independent public accountants are included in this Report beginning on page F-1.

                           Separate financial statements for Capital have not been presented as Capital had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                           None.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1)	Financial Statements. A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules. No financial statement schedules are required to be filed by Items 8 and 14(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

Exhibit
Number	Description

3.1	Certificate of Incorporation of Renaissance Media Capital Corporation and all amendments thereto. (1)

3.2	By-laws of Renaissance Media Capital Corporation. (1)

3.3	Certificate of Formation of Renaissance Media (Louisiana) LLC. (1)

3.4	Certificate of Formation of Renaissance Media, LLC. (5)

3.5	Certificate of Formation of Renaissance Media (Tennessee) LLC. (1)

3.7	Certificate of Formation of Renaissance Media Group LLC. (1)

3.9	Amended and Restated Limited Liability Agreement of Renaissance Media Group LLC, dated April 29, 1999. (3)

3.10	Amended and Restated Limited Liability Agreement of Renaissance Media (Louisiana) LLC, dated April 29, 1999. (3)

3.11	Amended and Restated Limited Liability Agreement of Renaissance Media (Tennessee) LLC, dated April 29, 1999. (3)

3.12	Amended and Restated Limited Liability Agreement of Renaissance Media LLC, dated April 29, 1999. (3)

4.1	Indenture dated as of April 9, 1998, by and among Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust Company of New York, as Trustee. (1)

10.5	Social Contract approved by the Federal Communications Commission (the “FCC”) on November 30, 1995, and entered into between the FCC and Time Warner Entertainment Company, L.P., TWI Cable Inc. and Time Warner Entertainment-Advance/Newhouse Partnership, or any subsidiary, division or affiliate thereof. (2)

10.27	Purchase Agreement dated as of February 23, 1999, by and among Charter Communications, Inc., Charter Communications, LLC, Renaissance Media Holdings LLC and Renaissance Media Group LLC. [Confidential material omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.] (4)

99.1	Letter responsive to Temporary Note 3T to Article 3 of Regulation S-X.

(1)	Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively), filed on June 12, 1998.

(2)	Incorporated by reference to the corresponding exhibit of Amendment 1 to the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively), filed on August 6, 1998.

(3)	Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively).

(4)	Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation dated February 23, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively).

(5)	Incorporated by reference to the corresponding exhibit of the Annual Report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) and Renaissance Media Capital Corporation, filed March 30, 2000 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively).

(b)  Reports on Form 8-K:

                           On October 4, 2001, the registrants filed a current report on Form 8-K announcing the resignation of Jerald L. Kent, Charter’s former President and Chief Executive Officer and long-term employment agreements for Kent D. Kalkwarf, Executive Vice President and Chief Financial Officer and David G. Barford, Executive Vice President and Chief Operating Officer.

                           On October 12, 2001, the registrants filed a current report on Form 8-K announcing the selection of Carl E. Vogel as Charter’s new President and Chief Executive Officer.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

                           No annual reports or proxy materials were sent to the registrants’ security holders during the year ended December 31, 2001.

SIGNATURES

                           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunder duly authorized.

RENAISSANCE MEDIA GROUP LLC RENAISSANCE MEDIA (LOUISIANA) LLC RENAISSANCE MEDIA (TENNESSEE) LLC

Dated: March 29, 2002	By:	CHARTER COMMUNICATIONS, INC. their Manager

		By:	/s/ Carl E. Vogel Carl E. Vogel President and Chief Executive Officer

RENAISSANCE MEDIA CAPITAL CORPORATION

Dated: March 29, 2002		By:	/s/ Carl E. Vogel Carl E. Vogel President and Chief Executive Officer

                           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated below.

Dated: March 29, 2002	By:	/s/ Carl E. Vogel
Carl E. Vogel
President and Chief Executive Officer
of Charter Communications, Inc.
(Manager);Renaissance Media Group
LLC; Renaissance Media (Louisiana)
LLC; Renaissance Media (Tennessee)
LLC; and Renaissance Media Capital Corporation.

Dated: March 29, 2002	By:	/s/ Kent D. Kalkwarf
Kent D. Kalkwarf
Executive Vice President and Chief
Financial Officer (Principal Financial
Officer and Principal Accounting
Officer) of Charter Communications,
Inc. (Manager); Renaissance Media
Group LLC; Renaissance Media
(Louisiana) LLC; Renaissance Media
(Tennessee) LLC; and Renaissance
Media Capital Corporation

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Renaissance Media Group LLC:

We have audited the accompanying consolidated balance sheets of Renaissance Media Group LLC and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in member’s equity and cash flows for the years ended December 31, 2001 and 2000, and the eight months ended December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Media Group LLC and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and the eight months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri
January 29, 2002

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of December 31,

	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$—	$1,809

Accounts receivable, net	1,540	1,172

Prepaid expenses and other current assets	104	131

Total current assets	1,644	3,112

INVESTMENT IN CABLE SYSTEMS:

Property, plant and equipment, net	163,681	134,497

Franchises, net	341,830	369,487

	505,511	503,984

Total assets	$507,155	$507,096

LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$15,124	$35,117

Payables to related parties	74,952	31,149

Total current liabilities	90,076	66,266

LONG-TERM DEBT	103,565	94,600

MEMBER’S EQUITY	313,514	346,230

Total liabilities and member’s equity	$507,155	$507,096

See accompanying notes to consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

			Eight months
	Year ended December 31,		ended
			December 31,
	2001	2000	1999

REVENUES	$88,047	$70,313	$42,032

OPERATING EXPENSES:

Operating, general and administrative	43,677	33,313	20,566

Depreciation and amortization	66,758	56,873	23,150

Corporate expense charges — related parties	1,271	1,246	1,625

Loss from operations	(23,659)	(21,119)	(3,309)

OTHER INCOME (EXPENSE):

Interest income	62	228	61

Interest expense	(8,965)	(8,093)	(5,527)

Other expense	(154)	(659)	—

Net loss	$(32,716)	$(29,643)	$(8,775)

See accompanying notes to consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(Dollars in thousands)

BALANCE, May 1, 1999	$350,444

Contributions	34,610

Distributions	(406)

Net loss	(8,775)

BALANCE, December 31, 1999	375,873

Net loss	(29,643)

BALANCE, December 31, 2000	346,230

Net loss	(32,716)

BALANCE, December 31, 2001	$313,514

See accompanying notes to consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

			Eight months
	Year ended December 31,		ended
			December 31,
	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(32,716)	$(29,643)	$(8,775)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	66,758	56,873	23,150

Accretion on senior discount notes and non-cash interest expense	8,965	8,093	5,451

Changes in operating assets and liabilities:

Accounts receivable	(368)	(88)	(13,107)

Prepaid expenses and other current assets	27	26	245

Accounts payable and accrued expenses	(19,993)	18,712	10,928

Payables to related parties	43,803	41,360	2,289

Net cash from by operating activities	66,476	95,333	20,181

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(68,285)	(95,584)	(21,419)

Other investing activities	—	(1,461)	(622)

Net cash from investing activities	(68,285)	(97,045)	(22,041)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contributions	—	—	387

Distributions to parent company	—	—	(406)

Net cash from financing activities	—	—	(19)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,809)	(1,712)	(1,879)

CASH AND CASH EQUIVALENTS, beginning of period	1,809	3,521	5,400

CASH AND CASH EQUIVALENTS, end of period	$—	$1,809	$3,521

NON-CASH TRANSACTION:

Capital contribution	$—	$—	$34,610

See accompanying notes to consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where indicated)

(1) ORGANIZATION AND BASIS OF PRESENTATION

                           The accompanying consolidated financial statements of Renaissance Media Group LLC (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. As of December 31, 2001, the Company owns and operates cable systems serving approximately 149,800 (unaudited) customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital cable television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modems, and video-on-demand. The Company operates primarily in the states of Tennessee and Louisiana.

                           On April 30, 1999, Charter Communications, LLC (CC LLC) acquired all of the outstanding membership interests in the Company (the “Charter Transaction”). The purchase price was $459 million, consisting of $348 million in cash and $111 million in accreted value of debt assumed.

                           As a result of the Charter Transaction and the application of purchase accounting, the financial information of the Company in the accompanying consolidated financial statements as of December 31, 1999, and for the period from May 1, 1999, through December 31, 1999, is presented on a different cost basis than the financial information of the Company for the period prior to and through April 30, 1999. Therefore, such information is not comparable.

                           Effective on January 2, 2001, the Company entered into certain cable system swap transactions with other subsidiaries of Charter Communications Holdings, LLC (“Charter Holdings”). Such cable systems swaps were effected in order to increase operational efficiency by swapping systems into the subsidiaries which are physically located closest to them. The Company accounted for the portions of systems transferred into the Company from other Charter Holdings subsidiaries as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, beginning on January 2, 2001, the consolidated financial statements include the accounts of two systems that were transferred into the Company from other Charter Holdings subsidiaries. Also, on January 2, 2001, the Company transferred one of its systems to another Charter Holdings subsidiary as part of the swap transactions. The disposition by the Company was recorded as a noncash transaction with related parties during the year ended December 31, 2001.

                           The effect of the (unaudited) swap transactions on the Company’s consolidated financial statements was not material and, therefore, the Company’s consolidated financial statements for the year ended December 31, 2000 have not been restated. However, the increase in the number of basic customers of 14,000, from 135,800 to 149,800 during 2001 as compared to 2000 includes 10,100 net basic customers acquired in the swap transactions. The increase in the number of homes passed of 26,700, from 189,800 to 216,500 during 2001 as compared to 2000 includes 19,200 net homes passed acquired in the swap transactions.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                           Depreciation is provided on the straight-line basis over the following estimated useful lives of the related assets:

Cable distribution systems	3-15 years

Buildings and leasehold improvements	5-15 years

Vehicles and equipment	3-5 years

Franchises

                           Costs incurred in obtaining and renewing cable franchises are deferred and amortized using the straight-line method over a period of 15 years. Franchise rights acquired through the purchase of cable systems represent management’s estimate of fair value and are generally amortized using the straight-line method over a period of 15 years. The period of 15 years was management’s best estimate of the useful lives of the franchises and assumed that substantially all of those franchises that expired during the period would be renewed but not indefinitely. Because substantially all of the Company’s franchise rights have been acquired in the past several years (see Note 3), the Company did not have sufficient experience with the local franchise authorities to conclude that renewals of franchises could be accomplished indefinitely. In addition, because the technological state of the Company’s cable systems, with many systems with less than 550 megahertz bandwidths, could have resulted in demands from local franchise authorities to upgrade those systems sooner than previously planned, there was a risk that the franchises would not be renewed.

                           The Company believes that facts and circumstances have changed to enable it to conclude that substantially all of its franchises will be renewed indefinitely, with some portion of the franchises continuing to be amortized. The Company has sufficiently upgraded the technological state of its cable systems and now has sufficient experience with the local franchise authorities where it acquired franchises to conclude substantially all franchises will be renewed indefinitely. Any revisions to the estimated useful lives of franchises will be reflected in the 2002 financial statements (see Note 22 regarding the adoption of SFAS 142).

                           Accumulated amortization related to franchises was $73.9 million and $46.2 million, as of December 31, 2001 and 2000, respectively. Amortization expense related to franchises for the years ended December 31, 2001, 2000 and eight months ended 1999, was $27.7 million, $28.4 million and $18.4 million, respectively.

Long-Lived Assets

                           The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where indicated)

expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition

                           Revenues from analog, digital and cable modem services are recognized when the related services are provided. Advertising sales are recognized in the period that the advertisements are broadcast.

                           Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis, from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Segments

                           In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information”, segments have been identified based upon management responsibility. The individual segments have been aggregated into one reportable segment, broadband services.

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

(3) ACQUISITIONS

                           As a result of the Charter Transaction, the Company has applied push-down accounting in the preparation of the accompanying consolidated financial statements. Accordingly, on May 1, 1999, the Company changed its member’s equity to $350.4 million to reflect the amounts paid by CC LLC. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $414.9 million.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where indicated)

(4) ALLOWANCE FOR DOUBTFUL ACCOUNTS

                           Activity in the allowance for doubtful accounts is summarized as follows for the periods presented:

			Eight months
	December 31,		ended
			December 31,
	2001	2000	1999

Balance, beginning of year/period	$212	$80	$86

Charged to expense	2,118	733	314

Uncollected balances written off, net of recoveries	(1,862)	(601)	(320)

Balance, end of year	$468	$212	$80

(5) PROPERTY, PLANT AND EQUIPMENT

                           Property, plant and equipment consists of the following as of the dates presented:

	December 31,

	2001	2000

Cable distribution systems	$189,794	$136,793

Land, buildings and leasehold improvements	13,410	12,465

Vehicles and equipment	9,087	5,784

	212,291	155,042

Less: accumulated depreciation	(48,610)	(20,545)

	$163,681	$134,497

                           For the years ended December 31, 2001 and 2000 and the eight months ended 1999, depreciation expense was $38.1 million, $28.5 million, and $4.7 million, respectively.

                           During the year ended December 31, 2000, the Company reduced the estimated useful lives of certain depreciable assets expected to be abandoned as a result of its rebuild and upgrade of cable distribution systems. As a result, an additional $13.5 million of depreciation expense was recorded during the year ended December 31, 2000. The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. While the Company believes its estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may affect future depreciation expense.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where indicated)

(6) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                           Accounts payable and accrued expenses consist of the following as of the dates presented:

	December 31,

	2001	2000

Accounts payable	$763	$12,828

Capital expenditures	3,592	10,858

Programming expenses	678	2,457

Franchises fees	1,635	1,250

State sales tax	4,085	2,628

Other accrued liabilities	4,371	5,096

	$15,124	$35,117

(7) LONG-TERM DEBT

                           Long-term debt consists of the following as of the dates presented:

	December 31,

	2001	2000

10% senior discount notes	$114,413	$114,413

Unamortized net discount	(10,848)	(19,813)

	$103,565	$94,600

                           In 1998, the Company issued $163.2 million principal amount at maturity of 10.000% senior discount notes due 2008 (the “Notes”) for proceeds of $100.0 million. The Notes pay no cash interest until April 15, 2003. From and after April 15, 2003, the Notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Notes are due on April 15, 2008.

                           On May 28, 1999, as a result of the Charter Transaction, which represented a change of control, and in accordance with the terms and conditions of the indenture governing the Notes, the Company made an offer (the “offer”) to purchase any and all of the Notes at 101% of their accreted value, plus accrued and unpaid interest, if any, through June 28, 1999. The offer expired on June 23, 1999, at which time 48,762 Notes were validly tendered and accepted for purchase. On June 28, 1999, Charter Communications Operating, LLC (“CCO”), the indirect parent of the Company, paid a sum of $34.2 million for all of the Notes validly tendered. Accordingly, the Company recorded this payment for the extinguishment of debt as a capital contribution.

                           The indenture governing the Notes limits cash payments by the Company to the sum of: (i) the amount by which consolidated EBITDA (as defined) exceeds 130% of consolidated interest expense (as defined) determined on a cumulative basis, (ii) capital contributions, and (iii) an amount equal to the net reduction in investments (as defined). Excess cash will be made available to CCO as permitted by the indenture, including the funding of CCO’s credit facility (the “CCO Credit Agreement”).

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where indicated)

                           The Company and all subsidiaries of CCO have guaranteed payment and performance by CCO of its obligations inherent in the CCO Credit Agreement. In addition, the Company and its wholly-owned subsidiaries and all subsidiaries of CCO have pledged their ownership interests as collateral to the CCO Credit Agreement.

                           The fair market value of the Notes was $89.2 million and $73.2 million as of December 31, 2001 and 2000, respectively. The fair value of the Notes are based on quoted market prices.

(8) INCOME TAXES

                           Prior to June 20, 1999, certain subsidiaries of the Company elected to be treated as corporations for federal income tax purposes. Through this date, the Company established a valuation allowance to offset the entire potential future tax benefit of the net operating loss carryforward and, therefore, recognized no deferred tax benefit with respect to the net operating loss. Effective June 20, 1999, these subsidiaries of the Company have elected to be treated as disregarded entities for income tax purposes. As a result, any taxable income of these entities is the responsibility of the Company’s owners, and income taxes are not provided for in the accompanying consolidated financial statements. In addition, a certain subsidiary of the Company is a corporation subject to income taxes but has had no operations and, therefore, no taxable income since inception.

(9) REVENUES

                           Revenues consist of the following for the periods presented:

			Eight months
	Year ended December 31,		ended
			December 31,
	2001	2000	1999

Analog video	$64,500	$57,715	$37,029

Digital video	9,221	2,413	—

Cable modem	1,485	58	—

Advertising sales	5,574	3,556	1,396

Other	7,267	6,571	3,607

	$88,047	$70,313	$42,032

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where indicated)

(10) OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

                           Operating, general and administrative expenses consist of the following for the periods presented:

			Eight months
	Year ended December 31,		ended
			December 31,
	2001	2000	1999

General and administrative and service	$19,517	$15,134	$10,065

Analog video	19,856	16,332	9,692

Digital video	2,353	454	—

Cable modem	801	85	—

Marketing	1,133	1,292	734

Other	17	16	75

	$43,677	$33,313	$20,566

(11) RELATED PARTY TRANSACTIONS

                           Charter Communications Investment, Inc. (“Charter Investment”), Charter Communications Holding Company (“Charter Holdco”) and Charter Communications, Inc. (“Charter”), entities controlled by Paul G. Allen, provide management services to the Company including centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Certain costs for these services are billed and charged directly to the Company’s operating subsidiaries and are included in operating costs. These costs are allocated based on the number of basic customers. Such costs totaled approximately $2.7 million, $1.8 million and $0.2 million for the years ended December 31, 2001 and 2000, and the eight months ended December 31, 1999, respectively. All other costs incurred by Charter Investment and Charter on behalf of the Company are recorded as expenses in the accompanying consolidated statements of operations and are included in corporate expense charges-related parties. Management fees are stipulated in the management agreements between Charter Investment, Charter and the Company. To the extent management fees charged to the Company are greater (less) than the corporate expenses incurred by Charter Investment and Charter, the Company records distributions to (capital contributions from) Charter Investment and Charter. For the eight months ended December 31, 1999, the Company recorded distributions of $0.4 million. For the years ended December 31, 2001 and 2000, the management fee charged to the Company approximated the corporate expenses incurred by Charter Investment and Charter on behalf of the Company. The CCO Credit Agreement prohibits payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. Any amount in excess of 3.5% of revenue owed to Charter Investment or Charter based on the management agreement would be recorded as deferred management fees — related party. Management believes that costs incurred by Charter Investment and Charter on the Company’s behalf and included in the accompanying consolidated balance sheets are not materially different than costs the Company would have incurred as a stand-alone entity.

                           The Company periodically pays costs on behalf of Charter Investment and Charter. These costs are reimbursed by Charter Investment and Charter and are recorded as receivables from related parties in the accompanying consolidated financial statements until they are paid.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where indicated)

                           Charter, Mr. Allen and certain affiliates of Mr. Allen own equity interests or warrants to purchase equity interest in various entities that provide services or programming to the Company, including High Speed Access Corp. (HSA), WorldGate, Wink Communications, Inc. (Wink), TechTV, Inc. (TechTV), USA Networks, Inc. (USA) and Oxygen Media, Inc. (Oxygen). In addition, certain officers or directors of Charter also serve as directors of USA and numerous privately held companies.

                           Certain of the Company’s cable customers receive cable modem-based Internet access through HSA and TV-based Internet access through WorldGate. For the years ended December 31, 2001 and 2000, and for the eight months ended December 31, 1999, revenues attributable to these services were less than 1% of total revenues.

                           The Company receives or will receive programming and certain interactive features embedded into the programming for broadcast via its cable systems from Wink, TechTV, USA, and Oxygen. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2001 and 2000, and for the eight months ended December 31, 1999, were less than 1% of total operating expenses. In addition, the Company receives commissions from USA for home shopping sales generated by its customers. Such revenues for the year ended December 31, 2001 and 2000, and for the eight months ended December 31, 1999, were less than 1% of total revenues.

(12) COMMITMENTS AND CONTINGENCIES

Leases

                           The Company leases certain facilities and equipment under noncancellable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2001 and 2000, and for the eight months ended December 31, 1999, were approximately $62, $44 and $65, respectively. As of December 31, 2001, future minimum lease payments are as follows:

Year ending
December 31,	Amount

2002	$58

2003	53

2004	43

2005	23

2006	9

Thereafter	22

                           The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2001 and 2000, and for the eight months ended December 31, 1999, was $1.1 million, $0.9 million and $0.6 million, respectively.

Litigation

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

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where indicated)

(13) REGULATION IN THE CABLE INDUSTRY

                           The operation of a cable system is extensively regulated by the Federal Communications Commission (FCC), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

                           The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company’s operations.

(14) EMPLOYEE BENEFIT PLANS

                           The Company sponsored a defined contribution plan that covered substantially all employees (the “Plan”). In connection with the Charter Transaction, the Plan’s assets were frozen as of April 30, 1999, and employees became fully vested.

                           Effective July 1, 1999, the Company’s employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan (the “Charter Plan”). Participants in the Charter Plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company made contributions to the Charter Plan totaling $0.1 million for each of the years ended December 31, 2001 and 2000, and the eight months ended December 31, 1999.

                           Eligible employees of the Company participate in the Charter Holdco 1999 Option Plan (the 1999 Plan) and/or the Charter 2001 Stock Incentive Plan (the 2001 Plan). The 1999 Plan provides for grants of options to employees, officers and directors of the Company. Options are granted with an exercise price equal to the estimated fair value of the underlying stock and vest over five years from the grant date, commencing 15 months after the date of the grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant. The 2001 Plan provides for grants of options to employees, officers and directors of the Company. Options are granted with an exercise price equal to the estimated fair value of the underlying stock and vest 25% on first anniversary of date of grant and 25% on each anniversary thereafter. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant.

                           The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the option plans. Accordingly, no compensation expense was recorded for the years ended December 31, 2001 and 2000, and the eight months ended December 31, 1999.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where indicated)

(15) NEW ACCOUNTING STANDARDS

                           In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 143, Accounting for Asset Retirement Obligations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and was adopted by the Company on July 1, 2001. Adoption of SFAS No. 141 did not have a significant impact on the consolidated financial statements of the Company.

                           Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS Nos. 141 and 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. The Company believes that substantially all franchises will qualify for indefinite life treatment under the new standard. While their analysis, including the impairment testing of franchises required under the new standard, is not complete, we expect to stop amortizing franchise intangible assets that meet the indefinite life treatment beginning January 1, 2002. The Company will test these assets for impairment at least annually. Other than during any periods in which the Company may record a charge for impairment, the Company expects that the adoption of SFAS No. 142 will result in a reduced loss as a result of reduced amortization expense. Based on the Company’s preliminary evaluation, if the new standard had been in effect for 2001, amortization expense would have been reduced by approximately $25.0 million to $27.7 million.

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

                           In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Renaissance Media Group LLC

We have audited the accompanying consolidated statements of operations, changes in members’ equity, and cash flows for the four months ended April 30, 1999 of Renaissance Media Group LLC (the “Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of the Company and its cash flows for the four months ended April 30, 1999 in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
June 4, 1999
except for Note 8, as to which the date is
June 29, 1999

RENAISSANCE MEDIA GROUP LLC

CONSOLIDATED STATEMENT OF OPERATIONS

FOUR MONTHS ENDED APRIL 30, 1999
(Dollars in Thousands)

Revenues	$20,396

Costs and expenses:

Service costs	6,325

Selling, general and administrative	3,057

Depreciation and amortization	8,912

Operating income	2,102

Interest income	122

Interest (expense)	(6,321)

(Loss) before credit for taxes	(4,097)

Credit for taxes	65

Net (loss)	$(4,032)

See accompanying notes to consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOUR MONTHS ENDED APRIL 30, 1999
(Dollars in Thousands)

			Total
	Paid-in	Accumulated	Members'
	Capital	Deficit	Equity

Balance December 31, 1998	$108,600	$(12,979)	$95,621

Net (loss)	—	(4,032)	(4,032)

Balance April 30, 1999	$108,600	$(17,011)	$91,589

See accompanying notes to consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

FOUR MONTHS ENDED APRIL 30, 1999
(Dollars in Thousands)

Four Months
Ended
April 30, 1999

OPERATING ACTIVITIES

Net (loss)	$(4,032)

Adjustments to non-cash and non-operating items:

Depreciation and amortization	8,912

Accretion on Senior Discount Notes	3,528

Other non-cash charges	322

Changes in operating assets and liabilities:

Accounts receivable — trade, net	206

Accounts receivable — other	92

Prepaid expenses and other assets	(75)

Accounts payable	(1,496)

Accrued expenses	(3,449)

Customer advance payments and deposits	49

Deferred marketing support	(150)

Net cash provided by operating activities	3,907

INVESTING ACTIVITIES

Purchased cable television systems:

Property, plant and equipment	(830)

Cable television franchises	(1,940)

Escrow deposit	150

Capital expenditures	(4,250)

Other intangible assets	16

Net cash used in investing activities	(6,854)

FINANCING ACTIVITIES

Repayment of advances from Holdings	(135)

Net cash used in financing activities	(135)

Net decrease in cash and cash equivalents	(3,082)

Cash and cash equivalents at December 31, 1998	8,482

Cash and cash equivalents at April 30, 1999	$5,400

SUPPLEMENTAL DISCLOSURES
Interest paid	$4,210

See accompanying notes to consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOUR MONTHS ENDED APRIL 30, 1999
(Dollars in Thousands)

1. ORGANIZATION AND BASIS OF PRESENTATION

                           Renaissance Media Group LLC (“Group”) a wholly-owned subsidiary of Renaissance Media Holdings LLC (“Holdings”), was formed in March 1998 to own and operate cable television systems in small and medium sized markets, which provide programming, and other related services, to customers through its hybrid coaxial and fiber optic distribution plant for a monthly fee. Group and its wholly-owned subsidiaries, Renaissance Media (Louisiana) LLC (“Louisiana”), Renaissance Media (Tennessee) LLC (“Tennessee”), and Renaissance Media LLC (“Media”) are collectively referred to as the “Company.” On April 9, 1998, the Company acquired six cable television systems (the “Acquisition”) from TWI Cable, Inc., a subsidiary of Time Warner Inc. (“Time Warner”). Prior to the Acquisition, the Company had no operations other than start-up related activities.

                           On February 23, 1999, Holdings, Charter Communications, Inc. (“Charter”), now known as Charter Investment, Inc. and Charter Communications, LLC (“Buyer” or “CC LLC”) executed a purchase agreement (the “Charter Purchase Agreement”), providing for Holdings to sell and Buyer to purchase, all of the outstanding limited liability company membership interests in Group held by Holdings (the “Charter Transaction”) subject to certain covenants and restrictions pending satisfaction of certain conditions prior to closing. The purchase price was $459,000, consisting of $348,000 in cash and $111,000 in assumed debt. On April 30, 1999, the Charter Transaction was consummated.

                           These financial statements have been prepared as of and for the four months ended April 30, 1999 immediately prior to the consummation of the Charter Transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

                           The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. Significant inter company accounts and transactions have been eliminated.

CONCENTRATION OF CREDIT RISK

                           A significant portion of the customer base is concentrated within the local geographical area of each of the individual cable television systems. The Company generally extends credit to customers and the ultimate collection of accounts receivable could be affected by the local economy. Management performs continuous credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. Management does not believe that there is any significant credit risk which could have a material effect on the Company’s financial condition.

CASH AND CASH EQUIVALENTS

                           Cash and cash equivalents include cash and investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RENAISSANCE MEDIA GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOUR MONTHS ENDED APRIL 30, 1999
(Dollars in Thousands)

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

                           Property, plant and equipment is depreciated using the straight-line method over the following estimated service lives:

Buildings and leasehold improvements	5-30 years

Cable systems, equipment and customer devices	5-30 years

Transportation equipment	3-5 years

Furniture, fixtures and office equipment	5-10 years

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

REVENUES AND COSTS

                           Customer fees are recorded as revenue in the period the related services are provided and advertising revenues are recognized in the period the related advertisements are exhibited. Rights to exhibit programming are purchased from various cable networks. The costs of such rights are generally expensed as the related services are made available to customers.

ADVERTISING COSTS

                           Advertising costs are expensed upon the first exhibition of the related advertisements and are recorded net of marketing credits earned from launch incentive and cooperative advertising programs.

RENAISSANCE MEDIA GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOUR MONTHS ENDED APRIL 30, 1999
(Dollars in Thousands)

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

3. ACQUISITIONS

Bayou Vision, Inc.

                           On February 3, 1999, Media acquired the cable television assets of Bayou Vision, Inc. and Gulf South Cable, Inc. serving approximately 1,950 customers in the Villages of Estherwood, Morse and Mermentau and Acadia and Livingston Parish, Louisiana. The cash purchase price was approximately $2,700 and was paid out of available Company funds.

4. TAXES

                           For the four months ended April 30, 1999, the credit for taxes has been calculated on a separate company basis. The components of the credit for taxes are as follows:

Four Months
Ended
April 30, 1999

Federal:

Current	$—

Deferred	—

State:	—

Current	(65)

Deferred	—

(Credit) for taxes	$(65)

                           The Company’s current state tax credit results from overpayment in 1998 of franchise tax in Tennessee and Mississippi and tax on capital in New York.

                           The Company has a net operating loss (“NOL”) carry-forward for income tax purposes which is available to offset future taxable income. This NOL totals approximately $22,324 and will expire in the year 2018 and 2019 at $14,900 and $7,424 respectively. The Company has established a valuation allowance to offset the entire potential future tax benefit of the NOL carry-forward and, therefore, has recognized no deferred tax asset with respect to the NOL.

RENAISSANCE MEDIA GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOUR MONTHS ENDED APRIL 30, 1999
(Dollars in Thousands)

                           Louisiana and Tennessee have elected to be treated as corporations for federal income tax purposes and have not recorded any tax benefit for their losses as the realization of these losses by reducing future taxable income in the carry forward period is uncertain at this time.

5. RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH MORGAN STANLEY ENTITIES

                           In connection with the Acquisition, Media entered into the Credit Agreement with Morgan Stanley Senior Funding Inc. and Morgan Stanley & Co. Incorporated (collectively the “Morgan Stanley Entities”) acted as the Placement Agent for the Notes. In connection with these services the Morgan Stanley Entities received customary fees and expense reimbursement comparable to that of a third party exchange.

TRANSACTIONS WITH TIME WARNER AND RELATED PARTIES

                           In connection with the Acquisition, Media entered into an agreement with Time Warner (the “Time Warner Agreement”), pursuant to which Time Warner managed the Company’s programming in exchange for providing the Company access to certain Time Warner programming arrangements (the “Programming Arrangements”). Management believes that programming rates made available to the Company through its relationship with Time Warner are lower than rates that the Company could obtain separately. Such volume rates will not continue to be available after the Charter Transaction.

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

RENAISSANCE MEDIA GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOUR MONTHS ENDED APRIL 30, 1999
(Dollars in Thousands)

6. EMPLOYEE BENEFIT PLAN

                           The Company sponsors a defined contribution plan which covers substantially all employees (the “Plan”). The Plan provides for contributions from eligible employees up to 15% of their compensation subject to Internal Revenue Code limitations. The Company’s contribution to the Plan is limited to 50% of each eligible employee’s contribution up to 10% of his or her compensation. The Company has the right in any year to set the amount of the Company’s contribution percentage. Company matching contributions to the Plan for the four months ended April 30, 1999 were approximately $54. All participant contributions and earnings are fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years.

                           In connection with the Charter Transaction, the Plan’s assets were frozen as of April 30, 1999, and employees became fully vested. Effective July 1, 1999, the Company’s employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan.

7. COMMITMENTS AND CONTINGENCIES

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

                           Future minimum annual rental payments under noncancellable leases are as follows:

1999	$29

2000	38

2001	24

2002	21

2003 and thereafter	70

Total	$182

EMPLOYMENT AGREEMENTS

                           Media entered into employment agreements with six senior executives, who are also investors in Holdings, for the payment of salaries and bonuses. In connection with the Charter Transaction, the employment agreements with the six senior executives were terminated with no liability to the Company.

OTHER AGREEMENTS

                           In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996, Time Warner agreed with the Federal Communications Commission (“FCC”) to invest in certain upgrades to its cable infrastructure (consisting

RENAISSANCE MEDIA GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOUR MONTHS ENDED APRIL 30, 1999
(Dollars in Thousands)

primarily of materials and labor in connection with the plant upgrades up to 750 MHz) by November 30, 2000. This agreement with the FCC (the “FCC Agreement”) has been assumed by the Company as part of the Acquisition and did not terminate as a result of the Charter Transaction. The Company has agreed to invest approximately $25,100 in upgrades to its cable infrastructure in accordance with the FCC Agreement.

                           The Company has spent approximately $3,650 on such upgrades as of April 30, 1999.

8. SUBSEQUENT EVENTS

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

                           In connection with the closing of the Charter Transaction, the Time Warner Agreement was terminated on April 30, 1999 and Media paid Time Warner $650 for deferred marketing credits owed to program providers under the Programming Arrangements. See Note 5 (Transactions with Time Warner and related parties).

                           On May 28, 1999, as a result of the Charter Transaction (i.e., change of control) and in accordance with the terms and conditions of the indenture governing the Notes, the Company made an offer (the “Tender Offer”) to purchase any and all of the Notes at 101% of their accreted value, plus accrued and unpaid interest, if any, through June 28, 1999. The Tender Offer expired on June 23, 1999, whereby 48,762 notes ($1,000 face amount at maturity) were validly tendered and accepted for purchase. On June 28, 1999, Charter Communications Operating, LLC, the indirect parent of Group, paid a sum of $34,223 for all of the Notes validly tendered. Accordingly, the Company recorded this payment for the extinguishment of debt as a capital contribution.

9. MANAGEMENT AGREEMENT (UNAUDITED)

                           Effective May 1, 1999, the Company is charged a management fee equal to 3.5% of revenues, as stipulated in the previous management agreement between Charter and Charter Communications Operating, LLC (“CCO”), the indirect parent of Group. To the extent that management fees charged to the Company are greater/(less) than the proportionate share (based on basic customers) of corporate expenses incurred by Charter on behalf of the Company, Group will record distributions to/(capital contributions from) Charter. On November 12, 1999, Charter and CCO entered into a revised management agreement eliminating the 3.5% management fee and entitling Charter to reimbursement from CCO of all of its costs incurred in connection with the performance of its services under the revised management agreement.