Form 10-Q
period 2002-03-31
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA CAPITAL CORP; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC
filed 2002-05-13
CIK 1062363, 1062368, 1062365, 1062367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002.

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

                          RENAISSANCE MEDIA GROUP LLC*
                       RENAISSANCE MEDIA (LOUISIANA) LLC*
                       RENAISSANCE MEDIA (TENNESSEE) LLC*
                     RENAISSANCE MEDIA CAPITAL CORPORATION*
                     --------------------------------------
           (Exact names of registrants as specified in their charters)

               Delaware                                   14-1803051
               Delaware                                   14-1801165
               Delaware                                   14-1801164
               Delaware                                   14-1803049
               --------                                   ----------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)


     12405 Powerscourt Drive
        St. Louis, Missouri                                      63131
        -------------------                                      -----
(Address of principal executive offices)                      (Zip Code)

(Registrants' telephone number, including area code)        (314) 965-0555


Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

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

                           RENAISSANCE MEDIA GROUP LLC
                        RENAISSANCE MEDIA (LOUISIANA) LLC
                        RENAISSANCE MEDIA (TENNESSEE) LLC
                      RENAISSANCE MEDIA CAPITAL CORPORATION

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission or the SEC, and include, but are not limited to:

     - our plans to achieve growth by offering advanced products and services;

     - our anticipated capital expenditures for our upgrades and new equipment and facilities;

     -    our ability to fund capital expenditures and any future acquisitions;

     -    the effects of governmental regulation on our business;

     - our ability to compete effectively in a highly competitive and changing environment;

     -    our ability to obtain programming as needed and at a reasonable price;
          and

     - general business and economic conditions, particularly in light of the uncertainty stemming from recent terrorist activities in the United States and the armed conflict abroad.

         All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                             MARCH 31,
                                                               2002       DECEMBER 31,
                                                           (UNAUDITED)        2001
                                                           -----------    -------------
                            ASSETS
CURRENT ASSETS:
   Accounts receivable, less allowance for doubtful
     accounts of $396 and $468, respectively                 $    686          $  1,540
   Prepaid expenses and other current assets                      319               104
                                                             --------          --------
             Total current assets                               1,005             1,644
                                                             --------          --------
INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated
     depreciation of $54,985 and $48,610, respectively        160,131           163,681
   Franchises, net of accumulated amortization of $73,853     341,586           341,586
                                                             --------          --------
             Total investment in cable properties, net        501,717           505,267
                                                             --------          --------
OTHER ASSETS                                                      175               244
                                                             --------          --------
             Total assets                                    $502,897          $507,155
                                                             ========          ========
                LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $ 12,635          $ 15,124
   Payables to manager of cable systems - related parties      73,779            74,952
                                                             --------          --------
             Total current liabilities                         86,414            90,076
                                                             --------          --------
LONG-TERM DEBT                                                105,931           103,565

MEMBER'S EQUITY                                               310,552           313,514
                                                             --------          --------
            Total liabilities and member's equity            $502,897          $507,155
                                                             ========          ========



          See accompanying notes to consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               -----------------------
                                                   2002         2001
                                               -----------   ----------
                                                      (UNAUDITED)
REVENUES                                         $ 23,690     $ 20,648
                                               -----------   ----------
OPERATING EXPENSES:
  Operating, general and administrative            13,231       10,189
  Depreciation and amortization                    10,670       16,418
  Corporate expense charges - related parties         340          326
                                               -----------   ----------
                                                   24,241       26,933
                                               -----------   ----------
     Loss from operations                            (551)      (6,285)
                                               -----------   ----------
OTHER INCOME (EXPENSE):
  Interest expense                                 (2,366)      (2,137)
  Other, net                                          (45)         (32)
                                               -----------   ----------
                                                   (2,411)      (2,169)
                                               -----------   ----------
Net loss                                         $ (2,962)    $ (8,454)
                                               ===========   ==========


          See accompanying notes to consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               -----------------------
                                                                  2002         2001
                                                               ----------   ----------
                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $ (2,962)    $ (8,454)
   Adjustments to reconcile net loss to net cash flows from
      operating activities:
      Depreciation and amortization                              10,670       16,418
      Noncash interest expense                                    2,366        2,137
   Changes in operating assets and liabilities:
      Accounts receivable                                           854       (2,134)
      Prepaid expenses and other current assets                    (153)        (292)
      Accounts payable and accrued expenses                      (2,489)     (17,063)
      Payables to related parties                                (1,173)      14,165
                                                               ----------   ----------
         Net cash flows from operating activities                 7,113        4,777
                                                               ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                    (7,113)      (6,586)
                                                               ----------   ----------
         Net cash flows from investing activities                (7,113)      (6,586)
                                                               ----------   ----------
NET CHANGE IN CASH                                                   --       (1,809)

CASH, beginning of period                                            --        1,809
                                                               ----------   ----------
CASH, end of period                                            $     --     $     --
                                                               ==========   ==========


          See accompanying notes to consolidated financial statements.

1. ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements of the Renaissance Media Group LLC (the Company) include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company is an indirect wholly-owned subsidiary of Charter Communications Operating, LLC from which the Company receives funding as needed. As of March 31, 2002, the Company owns and operates cable systems serving approximately 148,100 customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital cable television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modems, and video-on-demand. The Company operates primarily in the states of Tennessee and Louisiana.

Reclassifications

         Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

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

3.  INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, eliminates the amortization of goodwill and indefinite-lived intangible assets. The Company has sufficiently upgraded the technological state of its cable systems and now has sufficient experience with the local franchise authorities where it acquired franchises to conclude substantially all franchises will be renewed indefinitely.

         On January 1, 2002, the Company adopted SFAS No. 142. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer being amortized against earnings and will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraisal performed to determine the valuations of its franchises. Franchises were aggregated into essentially inseparable reporting units to conduct the valuations. The valuation determined that the fair value of each of the Company's reporting units exceeded their carrying amount. As a result, no impairment charge was recorded upon adoption. The carrying amount of franchises at March 31, 2002 and December 31, 2001 was $341.6 million.

         As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. A reconciliation of net loss for the three months ended March 31, 2002 and 2001, as if SFAS No. 142 had been adopted as of January 1, 2001, is presented below (in thousands):

                                                              2002        2001
                                                            -------     -------
NET LOSS:
   Reported net loss                                        $(2,962)    $(8,454)
   Add back: amortization of indefinite-lived franchises         --       6,924
                                                            -------     -------
   Adjusted net loss                                        $(2,962)    $(1,530)
                                                            =======     =======

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the company beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table summarizes amounts and the percentage of total revenues for certain items for the periods indicated (dollars in thousands):

                                                   THREE MONTHS ENDED       THREE MONTHS ENDED
                                                     MARCH 31, 2002           MARCH 31, 2001
                                                   -------------------      ---------------------
                                                               % OF                       % OF
                                                    AMOUNT    REVENUES      AMOUNT       REVENUES
                                                    ------    ---------     ------       ---------
Revenues                                          $ 23,690      100.0%     $ 20,648      100.0%
                                                  --------      -----      --------      -----
Operating expenses:
   Operating, general and administrative            13,231       55.9%       10,189       49.3%
   Depreciation and amortization                    10,670       45.0%       16,418       79.5%
   Corporate expense charges - related parties         340        1.4%          326        1.6%
                                                  --------      -----      --------      -----
                                                    24,241      102.3%       26,933      130.4%
                                                  --------      -----      --------      -----
Loss from operations                                  (551)      (2.3)%      (6,285)     (30.4)%

Other income (expense):
   Interest expense                                 (2,366)     (10.0)%      (2,137)     (10.3)%
   Other, net                                          (45)      (0.2)%         (32)      (0.2)%
                                                  --------      -----      --------      -----
                                                    (2,411)     (10.2)%      (2,169)     (10.5)%
                                                  --------      -----      --------      -----
Net loss                                          $ (2,962)     (12.5)%    $ (8,454)     (40.9)%
                                                  ========      =====      ========      =====


         Other financial and operational data for the periods indicated follows (dollars in thousands, except average monthly revenue per basic customer):

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                2002           2001
                                                            -----------    -------------
EBITDA (a)                                                  $  10,074      $  10,101
Adjusted EBITDA (b)                                            10,459         10,459
Cash flows from operating activities                            7,113          4,777
Cash flows from investing activities                           (7,113)        (6,586)
Homes passed (at period end) (c)                              213,700        211,400
Basic customers (at period end) (d)                           148,100        146,100
Basic penetration (at period end) (e)                            69.3%          69.1%
Digital customers (at period end) (f)                          48,600         40,700
Digital penetration (at period end) (g)                          32.8%          27.9%
Cable modem customers (at period end) (h)                      11,400          1,400
Average monthly revenue per basic customer (quarter) (i)    $   53.32      $   47.11

(a) EBITDA represents earnings (loss) before interest and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income (loss) from operations or to cash flows from operating, investing or financing activities, as determined in accordance with accounting principles generally accepted in the United States. EBITDA should also not be construed as an indication of the Company's operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(b) Adjusted EBITDA represents EBITDA before corporate expense charges and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to income
(loss) from operations or to cash flows from operating, investing or financing activities, as determined in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA should also not be construed as an indication of the Company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

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

(h)  Cable modem customers are customers who receive cable modem service.

(i) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

COMPARISON OF RESULTS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Revenues. Revenues increased $3.1 million, or 15.0%, to $23.7 million for the three months ended March 31, 2002 from $20.6 million for the three months ended March 31, 2001. The increase in revenues for the three months ended March 31, 2002 resulted primarily from an increase in the number of digital and cable modem customers coupled with general rate increases in basic and digital service and higher advertising revenues.

         Operating, General and Administrative Expenses. Operating, general and administrative expenses increased $3.0 million, or 29.4%, to $13.2 million for the three months ended March 31, 2002 from $10.2 million for the three months ended March 31, 2001. This increase was primarily due to increased programming expenses resulting from continued inflationary increases and increased channel capacity, as well as net gains in customers.

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased $5.7 million, or 34.8%, to $10.7 million for the three months ended March 31, 2002 from $16.4 million for the three months ended March 31, 2001. This decrease was due primarily to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested for impairment on an annual basis. Upon adoption we did not incur an impairment charge and eliminated the amortization of indefinite-lived assets. Amortization of such assets totaled $6.9 million for the quarter ended March 31, 2001. This decrease was partially offset by the increase in depreciation expense related to capital expenditures under our rebuild and upgrade program in 2001 and 2002.

         Corporate Expense Charges - Related Parties. Corporate expense charges for the three months ended March 31, 2002 and 2001, represent costs incurred on our behalf by our affiliates, Charter Communication Holding Company, LLC and Charter Communications, Inc. The increase was due primarily to general inflationary cost increases during the three months ended March 31, 2002 as compared with the three months ended March 31, 2001.

         Interest Expense. Interest expense increased $0.3 million, or 14.3%, to $2.4 million for the three months ended March 31, 2002 from $2.1 million for the three months ended March 31, 2001. This increase is due to an increase in average outstanding debt during the three months ended March 31, 2002 due to the accrual of noncash interest expense.

         Net Loss. Net loss decreased by $5.5 million, or 64.7%, to $3.0 million for the three months ended March 31, 2002 from $8.5 million for the three months ended March 31, 2001 as a result of the combination of the factors discussed above.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the company beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the consolidated financial statements.

CERTAIN TRENDS AND UNCERTAINTIES

         Regulation and Legislation. Cable systems are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the Federal Communications Commission were to require cable systems to carry both the analog and digital versions of local broadcast signals. The Federal Communications Commission is currently conducting a proceeding in which it is considering this channel usage possibility, although it recently issued a tentative decision against such dual carriage.

         There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Multiple federal courts have now struck down open-access requirements imposed by several different franchising authorities as unlawful. In March 2002, the Federal Communications Commission adopted a policy of regulatory forbearance concerning cable's provision of high-speed Internet service, and it officially classified such service in a manner that makes open access requirements unlikely. At the same time, the Federal Communications Commission initiated a rulemaking proceeding that leaves open the possibility that the Commission may assert regulatory control in the future. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

         Management of Growth. We, along with our affiliated companies, have experienced rapid growth that has placed and is expected to continue to place a significant strain on our management, operations and other resources. Our future success will depend in part on our ability to successfully integrate the operations acquired. The failure to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on our business, results of operations and financial condition.

         New Services and Products. We expect that a substantial portion of our future growth will be achieved through revenues from new products and services. We may not be able to offer these new products and services successfully to our customers and these new products and services may not generate adequate revenues. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing. Further, due to declining market conditions and slowing economic trends during the last year, both before and after the terrorist attacks on September 11, 2001, we cannot assure you that we will be able to achieve our planned levels of growth as these conditions and events may negatively affect the demand for our additional services and products and spending by customers and advertisers.

         Economic Slowdown; Terrorism; and Armed Conflict. Although we do not believe that the terrorist attacks on September 11, 2001 and the subsequent armed conflict and related events have resulted in any material changes to our business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing agreements through disruptions in the market or negative market conditions. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to our physical facilities. Terrorism and the related events may have other adverse effects on us, in ways that cannot be presently predicted.

                           PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (A) EXHIBITS

        None.

    (B) REPORTS ON FORM 8-K

         On April 22, 2002, the registrant filed a current report on Form 8-K dated April 22, 2002 to report that the registrant had changed its principal independent accountants.

         On April 26, 2002, the registrant filed a current report on Form 8-K/A dated April 22, 2002 as an amendment to the Form 8-K dated and filed on April 22, 2002 regarding a change in its principal independent accountants.

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


                                     RENAISSANCE MEDIA GROUP LLC
                                     RENAISSANCE MEDIA (LOUISIANA) LLC
                                     RENAISSANCE MEDIA (TENNESSEE) LLC



  Dated: May 10, 2002                By: CHARTER COMMUNICATIONS, INC.,
                                     ---------------------------------
                                        Registrants' Manager


                                     By: /s/  Kent D. Kalkwarf
                                     -------------------------
                                         Name:  Kent D. Kalkwarf
                                         Title: Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer) of
                                         Charter Communications, Inc.
                                         (Manager); Renaissance Media Group
                                         LLC; Renaissance Media (Louisiana) LLC;
                                         and Renaissance Media (Tennessee) LLC

                                     By: /s/   Paul E. Martin
                                     ------------------------
                                         Name:  Paul E. Martin
                                         Title: Senior Vice President - Corporate
                                         Controller (Principal Accounting Officer)
                                         of Charter Communications, Inc.
                                         (Manager); Renaissance Media Group
                                         LLC; Renaissance Media (Louisiana) LLC;
                                         and Renaissance Media (Tennessee) LLC


                                     RENAISSANCE MEDIA CAPITAL CORPORATION

  Dated: May 10, 2002                By: /s/  Kent D. Kalkwarf
                                     -------------------------
                                         Name:  Kent D. Kalkwarf
                                         Title: Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer) of
                                         Charter Communications, Inc.
                                         (Manager); Renaissance Media Group
                                         LLC; Renaissance Media (Louisiana) LLC;
                                         and Renaissance Media (Tennessee) LLC

                                     By: /s/   Paul E. Martin
                                     ------------------------
                                         Name:  Paul E. Martin
                                         Title: Senior Vice President - Corporate
                                         Controller (Principal Accounting Officer)
                                         of Charter Communications, Inc.
                                         (Manager); Renaissance Media Group
                                         LLC; Renaissance Media (Louisiana) LLC;
                                         and Renaissance Media (Tennessee) LLC