Form 10-Q
period 2002-06-30
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA CAPITAL CORP; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC
filed 2002-08-09
CIK 1062363, 1062368, 1062365, 1062367

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


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

================================================================================

                           RENAISSANCE MEDIA GROUP LLC
                        RENAISSANCE MEDIA (LOUISIANA) LLC
                        RENAISSANCE MEDIA (TENNESSEE) LLC
                      RENAISSANCE MEDIA CAPITAL CORPORATION

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                   -------

    Part I.     Financial Information

                Item 1. Financial Statements - Renaissance Media Group LLC and
                        Subsidiaries                                                   4

                Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                           11

    Part II.    Other Information

                Item 6.  Exhibits and Reports on Form 8-K                             16

    Signatures                                                                        17

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented pursuant to Rule 3-10(b) of Regulation S-X.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission or the SEC, and include, but are not limited to:

     o our plans to achieve growth by offering advanced products and services;

     o our anticipated capital expenditures for our upgrades and new equipment and facilities;

     o    our ability to fund capital expenditures and any future acquisitions;

     o    the effects of governmental regulation on our business;

     o our ability to compete effectively in a highly competitive and changing environment;

     o    our ability to sustain basic customers;

     o    our ability to obtain programming as needed and at reasonable prices;
          o our ability to continue to do business with existing vendors, particularly high-tech companies that do not have a long operating history; and

     o general business and economic conditions, particularly in light of the uncertainty stemming from the armed conflict related to the September 11, 2001 terrorist activities in the United States.

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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                            JUNE 30,    DECEMBER 31,
                                                              2002         2001
                                                          ------------  -----------
                                                           (UNAUDITED)

                                  ASSETS

CURRENT ASSETS:
   Accounts receivable, less allowance for doubtful
     accounts of $325 and $468, respectively                 $  1,102   $  1,540
   Prepaid expenses and other current assets                       60        104
                                                             --------   --------
             Total current assets                               1,162      1,644
                                                             --------   --------


INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated
     depreciation of $61,225 and $48,610, respectively        160,163    163,681
   Franchises, net of accumulated amortization of $73,853     341,586    341,586
                                                             --------   --------
             Total investment in cable properties, net        501,749    505,267
                                                             --------   --------
OTHER ASSETS                                                      122        244
                                                             --------   --------
             Total assets                                    $503,033   $507,155
                                                             ========   ========


                     LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $ 13,370   $ 15,124
   Payables to manager of cable systems - related parties      71,743     74,952
                                                             --------   --------
             Total current liabilities                         85,113     90,076
                                                             --------   --------
LONG-TERM DEBT                                                108,373    103,565

MEMBER'S EQUITY                                               309,547    313,514
                                                             --------   --------
            Total liabilities and member's equity            $503,033   $507,155
                                                             ========   ========


               See accompanying notes to consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                      THREE MONTHS ENDED JUNE 30,
                                                      ---------------------------
                                                           2002         2001
                                                      ------------    -----------
                                                               (UNAUDITED)

REVENUES                                                  $ 25,357     $ 21,302
                                                          --------     --------

OPERATING EXPENSES:
  Operating (excluding those items listed below)             8,642        6,278
  Selling, general and administrative                        4,414        4,050
  Depreciation and amortization                             10,471       15,934
  Corporate expense charges - related parties                  366          323
                                                          --------     --------
                                                            23,893       26,585
                                                          --------     --------
     Income (loss) from operations                           1,464       (5,283)
                                                          --------     --------
OTHER EXPENSE:
  Interest expense                                          (2,443)      (2,205)
  Other, net                                                   (25)         (44)
                                                          --------     --------
                                                            (2,468)      (2,249)
                                                          --------     --------
Net loss                                                  $ (1,004)    $ (7,532)
                                                          ========     ========


               See accompanying notes to consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                          ---------------------
                                                            2002           2001
                                                          --------      -------
                                                                (UNAUDITED)

REVENUES                                                  $ 49,047     $ 41,950
                                                          --------     --------

OPERATING EXPENSES:
  Operating (excluding those items listed below)            16,938       12,688
  Selling, general and administrative                        9,349        7,829
  Depreciation and amortization                             21,141       32,352
  Corporate expense charges - related parties                  706          649
                                                          --------     --------
                                                            48,134       53,518
                                                          --------     --------
     Income (loss) from operations                             913      (11,568)
                                                          --------     --------

OTHER EXPENSE:
  Interest expense                                          (4,809)      (4,342)
  Other, net                                                   (70)         (76)
                                                          --------     --------
                                                            (4,879)      (4,418)
                                                          --------     --------
Net loss                                                  $ (3,966)    $(15,986)
                                                          ========     ========


               See accompanying notes to consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               ---------------------
                                                                  2002        2001
                                                               ----------  ---------
                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $ (3,966)   $(15,986)
   Adjustments to reconcile net loss to net cash flows from
      operating activities:
      Depreciation and amortization                             21,141      32,352
      Noncash interest expense                                   4,809       4,342
   Changes in operating assets and liabilities:
      Accounts receivable                                          437      (2,776)
      Prepaid expenses and other current assets                   (432)       (546)
      Accounts payable and accrued expenses                     (1,754)    (16,175)
      Payables to related parties                               (3,209)     22,302
                                                              --------    --------
         Net cash flows from operating activities               17,026      23,513
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                  (17,026)    (25,322)
                                                              --------    --------
         Net cash flows from investing activities              (17,026)    (25,322)
                                                              --------    --------
NET CHANGE IN CASH                                                --        (1,809)

CASH, beginning of period                                         --         1,809
                                                              --------    --------
CASH, end of period                                           $   --      $   --
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

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)


1.   Organization and Basis of Presentation

         The accompanying consolidated financial statements of Renaissance Media Group LLC (the "Company") include the accounts of the Company and its wholly-owned finance subsidiaries, Renaissance Media (Louisiana) LLC ("Renaissance Louisiana"), Renaissance Media (Tennessee) LLC ("Renaissance Tennessee") and Renaissance Media Capital Corporation ("Capital Corporation"). Renaissance Louisiana, Renaissance Tennessee and Capital Corporation are the co-issuers of $114.4 million aggregate principal amount at maturity of 10.000% senior discount notes due 2008 (the "Notes") that were issued in 1998, discussed in more detail in footnote 4, below, and in footnote 7 to the Company's financial statements filed on Form 10-K for the year ended December 31, 2001. The Company has fully and unconditionally guaranteed the Notes. Renaissance Media LLC ("Media") is owned 76% and 24% by Renaissance Louisiana and Renaissance Tennessee, respectively, and owns all of the operating assets of the consolidated group.

         The Company is an indirect wholly-owned subsidiary of Charter Communications Operating, LLC from which the Company receives funding as needed. As of June 30, 2002 and December 31, 2001, the Company owns and operates cable systems serving approximately 149,100 and 149,800 customers, respectively. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital cable television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modems, and video-on-demand. The Company operates primarily in the states of Tennessee and Louisiana.

Reclassifications

         Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

2.   Responsibility for Interim Financial Statements

         The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. The accompanying consolidated financial statements are unaudited. However, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

3.   Intangible Assets

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, eliminates the amortization of goodwill and indefinite-lived intangible assets. The Company has sufficiently upgraded the technological state of its cable systems and now has experience with the local franchise authorities where it acquired franchises to conclude that substantially all of its franchises will be renewed indefinitely.

         On January 1, 2002, the Company adopted SFAS No. 142. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer being amortized against earnings and will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraisal performed to determine the valuations of its franchises as of January 1, 2002. Franchises were aggregated into essentially inseparable reporting units to conduct the valuations. The appraisal determined that the fair value of each of the Company's

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)


reporting units exceeded their carrying amount. As a result, no impairment charge was recorded upon adoption. The carrying amount of franchises as of June 30, 2002 and December 31, 2001 was $341.6 million.

         As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. A reconciliation of net loss for the three and six months ended June 30, 2002 and 2001, as if SFAS No. 142 had been adopted as of January 1, 2001, is presented below (in thousands):

                                                            Three Months Ended      Six Months Ended
                                                                  June 30,                June 30,
                                                           --------------------    --------    ---------
                                                              2002       2001        2002        2001
                                                           ---------   --------    --------    ---------
Net loss:
   Reported net loss                                       $ (1,004)   $ (7,532)   $ (3,966)   $(15,986)
   Add back: amortization of indefinite-lived franchises       --         6,924        --        13,848
                                                           --------    --------    --------    --------
   Adjusted net loss                                       $ (1,004)   $   (608)   $ (3,966)   $ (2,138)
                                                           ========    ========    ========    ========

4.   Long-Term Debt

         Long-term debt consists of the following as of the dates presented (in thousands):

                                                       June 30,   December 31,
                                                        2002         2001
                                                      ----------   ----------
10% senior discount notes                             $ 114,413    $ 114,413
Unamortized net discount                                (6,040)     (10,848)
                                                      ---------    ---------
                                                      $ 108,373    $ 103,565
                                                      =========    =========

         In 1998, Renaissance Louisiana, Renaissance Tennessee and Capital Corporation issued $163.2 million principal amount at maturity of 10.000% senior discount notes due April 15, 2008 (the "Notes") for proceeds of $100.0 million. The Notes pay no cash interest until April 15, 2003. From and after April 15, 2003, the Notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Company has fully and unconditionally guaranteed the Notes.

         The fair market value of the Notes was $94.4 million and $89.2 million as of June 30, 2002 and December 31, 2001, respectively. The fair value of the Notes is based on quoted market prices.

         There are no significant restrictions on the ability of the Company to obtain funds from its subsidiaries through dividends or loans, provided that the Company remains a guarantor under the indenture (the "Indenture") pursuant to which the Notes were issued and that any loans are evidenced by promissory notes. Additionally, there are no significant restrictions on the ability of Renaissance Louisiana and Renaissance Tennessee to obtain funds from Media through dividends or loans provided that Renaissance Media remains a restricted subsidiary under the Indenture.

5.       Contingencies

         The Company is party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, and taking into account recorded liabilities, the outcome of these lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

6.       Recently Issued Accounting Standards

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)


liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table summarizes amounts and the percentage of total revenues for certain items for the periods indicated (dollars in thousands):

                                                                 SIX MONTHS ENDED JUNE 30,
                                                      --------------------------------------------
                                                             2002                   2001
                                                      -------------------   ----------------------
                                                                   % OF                     % OF
                                                     AMOUNT      REVENUES    AMOUNT       REVENUES
                                                    --------     --------  --------       --------
Revenues                                            $ 49,047       100.0%  $ 41,950       100.0%
                                                    --------       -----   --------       -----
Operating expenses:
   Operating (excluding those items listed below)     16,938        34.5%    12,688        30.2%
   Selling, general and administrative                 9,349        19.1%     7,829        18.7%
   Depreciation and amortization                      21,141        43.1%    32,352        77.1%
   Corporate expense charges - related parties           706         1.4%       649         1.5%
                                                    --------       -----   --------       -----

                                                      48,134        98.1%    53,518       127.5%
                                                    --------       -----   --------       -----
Income (loss) from operations                            913         1.9%   (11,568)      (27.5)%

Other expense:
   Interest expense                                   (4,809)       (9.8)%   (4,342)      (10.4)%
   Other, net                                            (70)       (0.1)%      (76)       (0.2)%
                                                    --------       -----   --------       -----
                                                      (4,879)       (9.9)%   (4,418)      (10.6)%
                                                    --------       -----   --------       -----
Net loss                                            $ (3,966)       (8.0)% $(15,986)      (38.1)%
                                                    ========       =====   ========       =====

     Other financial and operational data for the periods indicated follows (dollars in thousands, except average monthly revenue per basic customer):


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                     2002         2001
                                                                  ---------    ------------
EBITDA (a)                                                        $  21,984    $  20,708
Cash flows from operating activities                                 17,026       23,513
Cash flows from investing activities                                (17,026)     (25,322)
Homes passed (at period end) (b)                                    212,700      211,300
Basic customers (at period end) (c)                                 149,100      147,700
Basic penetration (at period end) (d)                                  70.1%        69.9%
Digital customers (at period end) (e)                                51,800       45,100
Digital penetration of basic customers (at period end) (f)             34.7%        30.5%
Cable modem customers (at period end) (g)                            15,200        3,400
Average monthly revenue per basic customer (quarter) (h)          $   56.69    $   48.07

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

(b) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable television distribution network in a given cable system service area to which we offer the service indicated.

(c) As of June 30, 2002 and 2001, basic customers include: 1) approximately 100 and 200 customers (0.1% of total customers), respectively, who pay an additional $10 per month over the standard modem retail rate and are entitled to receive "lifeline basic" service as a result of their purchase of cable modem service and 2) approximately 2,800 commercial customers who are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated by dividing the bulk rate charged to respective accounts by the most prevalent rate charged in each system for the comparable tier of service to determine the equivalent customers. The EBU method of calculating basic customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year.

(d) Penetration represents the number of customers as a percentage of homes passed.

(e) Digital customers include all households that have one or more digital converter boxes. Included in digital customers at June 30, 2002 and 2001 are 600 and 0, respectively, customers that receive digital service directly through satellite transmission.

(f) Penetration of basic customers represents the number of digital customers as a percentage of basic customers.

(g) As of June 30, 2002 and 2001, cable modem customers include approximately 500 and 100, respectively, commercial customers who are calculated on an equivalent modem unit ("EMU") basis. EMU is calculated by dividing commercial revenue by the average effective rate charged in each system for modem services to determine the equivalent customers. We have utilized this methodology since 1999, as it conforms to the internal practices followed for operating and capital expenditure budgeting.

(h) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

COMPARISON OF RESULTS

     Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues. Revenues increased $7.0 million, or 16.7%, to $49.0 million for the six months ended June 30, 2002 from $42.0 million for the six months ended June 30, 2001. Revenues by service offering are as follows (dollars in millions):

                                                                SIX MONTHS ENDED JUNE 30,
                               --------------------------------------------------------------------------------------------
                                           2002                             2001                      2002 OVER 2001
                               -----------------------------    -----------------------------    --------------------------
                                 AMOUNT       % OF REVENUES       AMOUNT       % OF REVENUES       CHANGE        % CHANGE
                               -----------    --------------    -----------    --------------    -----------    -----------

Analog video                   $    34.7          70.8%         $    31.7          75.5%         $     3.0           9.5%
Digital video                        5.2          10.6%               4.3          10.2%               0.9          20.9%
Cable modem                          2.3           4.7%               0.4           1.0%               1.9         475.0%
Advertising sales                    2.9           5.9%               2.2           5.2%               0.7          31.8%
Other                                3.9           8.0%               3.4           8.1%               0.5           14.7%
                               -----------    --------------    -----------    --------------    -----------
                                 $  49.0         100.0%           $  42.0         100.0%           $   7.0           16.7%
                               ===========    ==============    ===========    ==============    ===========



         Analog video revenues consist primarily of revenues from basic and premium services. Analog video revenues increased $3.0 million as a result of basic customers increasing by 1,400, or 0.9%, to 149,100 at June 30, 2002 compared to 147,700 at June 30, 2001 coupled with general rate increases in basic service.

         Digital video revenues consist primarily of revenues related to the provision of digital video service. Digital video revenues increased $0.9 million as a result of digital customers increasing by 6,700, or 14.9%, to

51,800 at June 30, 2002 compared to 45,100 at June 30, 2001 coupled with general rate increases in digital service. Increased marketing efforts and strong demand for this service have also contributed to the increase.

         Cable modem revenues consist primarily of revenues related to the provision of high-speed Internet service. Cable modem revenues increased $1.9 million as a result of cable modem customers increasing by 11,800, or 347.1%, to 15,200 at June 30, 2002 compared to 3,400 at June 30, 2001. The increase was due to internal growth as our system upgrades and expansion continue to increase our ability to offer high-speed Internet service to a larger customer base. Internal growth in cable modem services was the result of strong marketing efforts coupled with increased demand for such services.

         Advertising sales revenues consist primarily of revenues from traditional advertising services as well as advertising related to launch revenues from programming agreements. Advertising sales increased $0.7 million, or 31.8%, from $2.2 million for the six months ended June 30, 2001 to $2.9 million for the six months ended June 30, 2002. The increase was primarily due to increased advertising capacity as a result of increased channel lineup and improved market conditions.

         Other revenues consist primarily of revenues from franchise fees, customer installations, home shopping, dial-up Internet service and other miscellaneous revenues. Other revenues increased $0.5 million, or 14.7%, from $3.4 million for the six months ended June 30, 2001 to $3.9 million for the six months ended June 30, 2002. The increase was primarily due to an increase in miscellaneous revenues, coupled with increases in the other aforementioned revenues.

         Operating Expenses. Operating expenses increased by $4.2 million, or 33.1%, from $12.7 million for the six months ended June 30, 2001 to $16.9 million for the six months ended June 30, 2002. Key components of operating expenses as a percentage of revenues are as follows (dollars in millions):

                                                                SIX MONTHS ENDED JUNE 30,
                               --------------------------------------------------------------------------------------------
                                           2002                             2001                      2002 OVER 2001
                               -----------------------------    -----------------------------    --------------------------
                                 AMOUNT       % OF REVENUES       AMOUNT       % OF REVENUES       CHANGE        % CHANGE
                               -----------    --------------    -----------    --------------    -----------    -----------

Analog video programming       $    10.9          22.3%         $     9.6          22.8%         $     1.3          13.5%
Digital video                        1.7           3.5%               1.0           2.4%               0.7          70.0%
Cable modem                          1.1           2.2%               0.2           0.5%               0.9         450.0%
Advertising sales                    1.1           2.2%               -              - %               1.1            - %
Service costs                        2.1           4.3%               1.9           4.5%               0.2          10.5%
                               -----------    --------------    -----------    --------------    -----------
                                 $  16.9          34.5%           $  12.7          30.2%           $   4.2          33.1%
                               ===========    ==============    ===========    ==============    ===========



         Analog video programming costs consist primarily of costs paid to programmers for the provision of basic and premium channels as well as pay-per-view programs and channel guides. The increase in analog video programming of $1.3 million, or 13.5%, was primarily due to inflationary or negotiated price increases, particularly in sports programming, and increased channel lineup. The increase of $0.7 million, or 70.0%, in direct operating costs to provide digital video services was primarily due to internal growth of these advanced services and increased programming costs. The increase of $0.9 million, or 450.0%, in direct operating costs to provide cable modem services was primarily due to internal growth. Advertising sales expenses increased $1.1 million from $0 for the six months ended June 30, 2001 to $1.1 million for the six months ended June 30, 2002 as we previously outsourced our advertising services to a third-party provider and recognized only the net revenue on such services. The increase in service costs of $0.2 million, or 10.5%, resulted primarily from overall continued internal growth.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.5 million, or 19.2%, from $7.8 million for the six months ended June 30, 2001 to $9.3 million for the six months ended June 30, 2002. Key components of operating expenses as a percentage of revenues are as follows (dollars in millions):

                                                               SIX MONTHS ENDED JUNE 30,
                              --------------------------------------------------------------------------------------------
                                          2002                            2001                       2002 OVER 2001
                              -----------------------------    ----------------------------     --------------------------
                                                 % OF                             % OF
                                AMOUNT          REVENUES         AMOUNT          REVENUES         CHANGE        % CHANGE
                              -----------    --------------    -----------    -------------     -----------    -----------
General and
administrative                  $   8.6          17.6%           $   7.3          17.5%           $   1.3          17.8%
Marketing                           0.7           1.5%               0.5           1.2%               0.2          40.0%
                              -----------    --------------    -----------    -------------     -----------
                                $   9.3          19.1%           $   7.8          18.7%           $   1.5          19.2%
                              ===========    ==============    ===========    =============     ===========



         General and administrative expenses consist primarily of salaries and benefits, franchise fees, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $1.3 million, or 17.8%, resulted primarily from overall continued internal growth. Marketing expenses increased $0.2 million, or 40.0%, related to an increased level of promotions of our service offerings.

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased $11.3 million, or 34.9%, to $21.1 million for the six months ended June 30, 2002 from $32.4 million for the six months ended June 30, 2001. This decrease was due primarily to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested for impairment on an annual basis. Upon adoption we did not incur an impairment charge and eliminated the amortization of indefinite-lived assets. Amortization of such assets totaled $13.8 million for the six months ended June 30, 2001. This decrease was partially offset by the increase in depreciation expense related to additional capital expenditures in 2002 and 2001.

         Corporate Expense Charges - Related Parties. Corporate expense charges for the six months ended June 30, 2002 and 2001 represent costs incurred on our behalf by our affiliates, Charter Communication Holding Company, LLC and Charter Communications, Inc., and increased $0.1 million, or 16.7%, to $0.7 million for the six months ended June 30, 2002, from $0.6 million for the six months ended June 30, 2001. The increase was due primarily the result of hiring additional employees during the six months ended June 30, 2002 as compared with the six months ended June 30, 2001.

         Interest Expense. Interest expense increased $0.5 million, or 11.6%, to $4.8 million for the six months ended June 30, 2002 from $4.3 million for the six months ended June 30, 2001. This increase is due to an increase in average outstanding debt during the six months ended June 30, 2002 due to the accrual of noncash interest expense.

         Net Loss. Net loss decreased by $12.0 million, or 75.0%, to $4.0 million for the six months ended June 30, 2002 from $16.0 million for the six months ended June 30, 2001 as a result of the combination of the factors discussed above.

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

         We continue to evaluate opportunities to swap or divest non-strategic cable systems. Our primary criterion in considering these opportunities is the potential financial and debt-reduction benefits we expect to ultimately realize as a result of a divestiture or swap. We also continue to explore acquisition opportunities to enhance our operations in existing markets. We consider each transaction in the context of our overall existing and planned operations.

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

         Economic Slowdown; Terrorism; And Armed Conflict. Although we do not believe that the armed conflict following the terrorist attacks on September 11, 2001 and related events have resulted in any material changes to our business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing agreements through disruptions in the market or negative market conditions. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to our physical facilities. Armed conflict, terrorism and the related events may have other adverse effects on us, in ways that cannot be presently predicted.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. We will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on our consolidated financial statements.

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (A)  EXHIBITS


       Exhibit
       Number      Description of Document

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

*  filed herewith

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

                                    RENAISSANCE MEDIA GROUP LLC
                                    RENAISSANCE MEDIA (LOUISIANA) LLC
                                    RENAISSANCE MEDIA (TENNESSEE) LLC



  Dated: August 9, 2002          By: CHARTER COMMUNICATIONS, INC.,
                                     ------------------------------
                                     Registrants' Manager

                                 By: /s/ Kent D. Kalkwarf
                                    ---------------------

                                    Name:  Kent D. Kalkwarf
                                    Title: Executive Vice President and Chief Financial Officer
                                    (Principal Financial Officer) of Charter Communications, Inc.
                                    (Manager); Renaissance Media Group LLC, Renaissance Media
                                    (Louisiana) LLC; and Renaissance Media (Tennessee) LLC

                                 By: /s/ Paul E. Martin
                                    -------------------
                                      Name:  Paul E. Martin
                                      Title: Senior Vice President and Corporate Controller
                                      (Principal Accounting Officer) of Charter Communications, Inc.
                                      (Manager); Renaissance Media Group LLC; Renaissance Media
                                      (Louisiana) LLC; and Renaissance Media (Tennessee) LLC


  Dated: August 9, 2002          RENAISSANCE MEDIA CAPITAL CORPORATION

                                 By: /s/ Kent D. Kalkwarf
                                    ---------------------

                                     Name:  Kent D. Kalkwarf
                                     Title: Executive Vice President and Chief Financial Officer
                                     (Principal Financial Officer) of Charter Communications, Inc.
                                     (Manager); Renaissance Media Group LLC, Renaissance Media
                                     (Louisiana) LLC; and Renaissance Media (Tennessee) LLC

                                 By: /s/ Paul E. Martin
                                    -------------------
                                     Name:  Paul E. Martin
                                     Title: Senior Vice President and Corporate Controller
                                     (Principal Accounting Officer) of Charter Communications, Inc.
                                     (Manager); Renaissance Media Group LLC; Renaissance Media
                                     (Louisiana) LLC; and Renaissance Media (Tennessee) LLC


EXHIBIT INDEX


        Exhibit
        Number  Description of Document

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *
         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

*  filed herewith