Form 10-K
period 2002-12-31
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA CAPITAL CORP; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC
filed 2003-04-21
CIK 1062363, 1062368, 1062365, 1062367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
_______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______ to ______.

Commission File Numbers:

RENAISSANCE MEDIA GROUP LLC*333-56679
RENAISSANCE MEDIA (LOUISIANA) LLC*333-56679-02
RENAISSANCE MEDIA (TENNESSEE) LLC*333-56679-01
RENAISSANCE MEDIA CAPITAL CORPORATION*333-56679-03

(Exact names of registrants as specified in their charters)

Delaware Delaware Delaware Delaware	14-1803051 14-1801165 14-1801164 14-1803049

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12405 Powerscourt Drive St. Louis, Missouri	63131

(Address of principal executive offices)	(Zip Code)

(314) 965-0555

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒ Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

The aggregate market value of the voting and non voting common equity securities held by non-affiliates as of June 28, 2002 was zero. All of the limited liability company membership interests of Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC are held by Renaissance Media Group LLC. All of the issued and outstanding shares of capital stock of Renaissance Media Capital Corporation are held by Renaissance Media Group LLC. All of the limited liability company membership interests of Renaissance Media Group LLC are held by Charter Communications, LLC (and indirectly by Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

Documents Incorporated By Reference
The following documents are incorporated into this Report by reference: None

*	Registrants meet the conditions set forth in General Instruction I(1)(a) and (b) to the Form 10-K and are therefore filing with the reduced disclosure format.

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC
RENAISSANCE MEDIA CAPITAL CORPORATION

2002 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2002. The Securities and Exchange Commission (SEC) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us” and “our” refer to Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part I, Item 1. “Business” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the SEC, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash from operations by offering video and data services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our ability to comply with all covenants in our indenture, any violation of which would result in a violation of the indenture and could trigger a default of other obligations under cross default provisions;

•	availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash from operations, further borrowings or other sources;

•	any adverse consequences arising out of the restatement of our financial statements described herein;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, the pending SEC investigation and the putative class action and derivative shareholders litigation against Charter Communications, Inc., our indirect parent;

•	the cost and availability of funding to refinance our existing debt as it becomes due;

•	our ability to achieve free cash flow;

•	our ability to obtain programming at reasonable prices;

•	general business conditions, economic uncertainty or slowdown and potential international conflict;

•	the impact of any armed conflict, including loss of customers in areas with large numbers of military personnel; and

•	the effects of governmental regulation on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward looking statements after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS

Introduction

Renaissance Media Group LLC (the “Company”), through its subsidiaries, is the owner and operator of cable systems. Through our broadband network of coaxial and fiber optic cable, we offer video data and other advanced broadband services. Renaissance Media Capital Corporation (“Capital”) was formed as a wholly-owned subsidiary of the Company for the sole purpose of being a co-issuer on debt instruments to be offered and sold to the public. Renaissance Media (Louisiana) LLC (“Louisiana”) and Renaissance Media (Tennessee) LLC (“Tennessee”) are both wholly-owned subsidiaries of the Company, and hold a 76% interest and 24% interest, respectively, in Renaissance Media LLC (“Media”). Media owns and operates cable systems in Louisiana, Tennessee and Mississippi and commenced active operations in April 1998. The Company, Capital, Louisiana and Tennessee do not, and will not, conduct any operations, and their only assets are the equity interests in one another as described above.

The systems in Louisiana consist of five cable television systems serving approximately 104,700 customer relationships as of December 31, 2002. These systems are located in southern Louisiana and western Mississippi and include the St. Tammany, the St. Landry, the Lafourche, the Picayune and the Pointe Coupee systems. The systems in Tennessee served approximately 41,700 customer relationships located in Jackson, Tennessee and surrounding counties as of December 31, 2002.

At December 31, 2002, our investment in cable properties, long-term debt, and total member’s equity was $427 million, $113 million, and $229 million, respectively. Our debt-to-equity ratio and working capital deficit were .5 to 1 and $85 million at December 31, 2002, respectively. For the year ended December 31, 2002, our revenues and net loss were approximately $101 million and $84 million, respectively. We have had a history of net losses and expect to continue to report net losses for the foreseeable future. The principal reasons for our prior net losses include our depreciation and amortization expenses, impairment charges on franchises and interest costs on borrowed money, which increased in the aggregate $56 million and $8 million, respectively for the year ended December 31, 2002 as compared to December 31, 2001 and for the year ended December 31, 2001 as compared to December 31, 2000. A non-cash impairment charge of $97 million was recognized in 2002. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for greater detail.

We are managed by Charter Communications, Inc. (“Charter”) and Charter Communications Holding Company LLC (“Charter Holdco”) and pay a management fee for their management services. See also “Item 5. Market for Registrants’ Common Equity and Related Stockholder Matters.” Our principal executive offices are located at 12405 Powerscourt Drive, St. Louis, Missouri, 63131. Our telephone number is (314)965-0555.

Restatement of Prior Results

In November 2002, Charter determined that additional franchise costs and deferred income tax liability should have been recorded relating to the differences between the financial statement and tax basis of assets it acquired in connection with certain cable businesses acquired throughout 1999 and 2000. As a result of this restatement, Charter engaged KPMG LLP to perform new audits as of and for the years ended December 31, 2001 and 2000 because their former accountants, Arthur Andersen LLP, were no longer available to provide an opinion as to restated financial statements.

In connection with the audits mentioned above and discussions with the staff of the Securities and Exchange Commission in connection with their review of Charter’s periodic filings, Charter concluded that it was appropriate to make certain adjustments to previously reported results. These adjustments resulted in our need to restate our previously reported results. These adjustments, among other things, were made to previous interpretations and applications of generally accepted accounting principles consistently followed by us since 2000 and throughout the restatement period. Although we do not anticipate that additional adjustments will be necessary, until the Securities and Exchange Commission review process has been completed, it is possible that additional adjustments may be required.

These adjustments reduced revenue previously reported for the first three quarters of 2002 by $1 million, and for the years ended December 31, 2001 and 2000 by $4 million and $2 million, respectively. Such adjustments represent approximately 1%, 5% and 3% of previously reported revenues for the respective periods in 2002, 2001 and 2000.

Our previously reported consolidated net loss decreased by $5 million for the first three quarters of 2002 and increased by $0.1 million and $1 million for the years ended December 31, 2001 and 2000, respectively, primarily due to adjustments related to the original accounting for acquisitions and elements of our rebuild and upgrade activities.

All comparisons and references in this Form 10-K to results for fiscal years 2001 and 2000 are to the restated results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Prior Results” and Note 3 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion of the restatement.

Certain Significant Developments in 2002

In 2002, we continued and substantially completed the upgrade of our cable systems to provide digital video service, higher bandwidth capacity and two-way communication capability, as well as to reduce the number of headend control centers, or “headends”, which have the equipment for receipt of broadcast and satellite signals, transmission of signals to customers and connectivity for data services. This rebuild increased our number of homes passed which were enabled for digital signals and high speed cable modem service. At December 31, 2002, all of our customer relationships were served by systems with bandwidth of 550 megahertz or greater and also have the two-way communication capability that is necessary for cable modem high-speed Internet access.

In 2002, we decided to focus on improving cash flow from operations and overall revenues by bundling our digital and data services in value-priced packages without deep discounting. In prior years we engaged in deep discounting, special price and package offers and extended credit policies to increase basic analog customers, which resulted in an increase in the number of customers in excess of 90 days past due throughout late 2000 and 2001. Throughout 2002, we tightened our credit and collections policy in an effort to reduce our billing costs, unproductive call volume and general operating costs. In the fourth quarter of 2002, we commenced a program to improve operating efficiency and reduce labor costs, pursuant to which Charter is consolidating its three divisions and ten operating regions into five divisions and has eliminated certain layers of its management structure. In December 2002, we also commenced a workforce reduction program intended to reduce our operating costs.

Commencing in July 2002, a number of Federal class action lawsuits and state derivative actions were filed against Charter, its directors and certain of its and our former and current officers, some of whom also serve and/or served as our current and former officers and directors. These lawsuits allege, among other things, misleading accounting practices, overstatement of the number of customers, and breach of fiduciary duty in connection therewith. Since then, Charter has become the subject of investigations by the United States Attorney’s Office of the Eastern District of Missouri and, more recently, the Division of Enforcement of the Securities and Exchange Commission in connection with generally comparable subjects. We understand that Charter is cooperating with the investigations. See “Item 3. Legal Proceedings.”

Focus for 2003

We expect that our financial focus for 2003 will be to improve revenues and reduce losses from operations with a goal of achieving free cash flow (i.e., meaning that revenues would exceed the sum of all operating expenses, capital expenditures, and cash interest expense). To achieve these goals, we expect that our operational focus will be to:

•	reduce analog customer losses;

•	increase revenue by adjusting retail rates of service packages;

•	increase revenue through continued sale of digital services and high-speed data products;

•	decrease customer turnover by emphasizing the sale of bundled services;

•	decrease programming costs by offering customers greater choice in the selection of service packages and bundles;

•	decrease operating costs by improving our basic execution and efficiency with respect to our core video and data services, including improving customer care and service delivery through consolidation of certain functions and application of new technologies;

•	decrease operating costs by eliminating organizational redundancy and promoting standardized practices to seek to better exploit potential economies of scale; and

•	decrease capital expenditures due to the substantial completion of our rebuild program in 2002.

We believe our product offerings, especially our digital and high-speed data options, will provide customers greater choice in the selection of core video and data services through a more varied group of bundled packages of services.

Given that our widespread digital platform already enables a significant number and variety of channels, our plan for 2003 is to offer customers the opportunity to choose among groups of channel offerings (including premium channels such as Showtime® and HBO®), and to add other services such as data services, high-definition television (in selected markets), and video-on-demand.

We also plan to focus on increased marketing of our high-speed Internet data service, as we believe this area has the potential to provide a substantial portion of our revenue growth in the near future. We expect that these efforts will focus principally on residential customers, although we plan to continue to expand our marketing of data services to the business community, which we believe has shown an increasing interest in high-speed data service and private network services.

We will continue to strive to provide an efficient and reliable network, with improved service delivery. With our plant rebuild substantially complete, we plan to substantially reduce capital expenditures. We have no current plans to rebuild any systems. Through our newly-implemented quality assurance program, we also plan to focus on improvement of service delivery for our newly rebuilt areas in an effort to enhance the customer’s experience and retention.

ITEM 2. PROPERTIES

Our principal physical assets consist of cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

Our cable television plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations, are buried in underground ducts or trenches. We own or lease real property for signal reception sites and own most of our service vehicles.

The physical components of our cable systems require maintenance and periodic upgrades to support the new services and products we introduce. We believe that our properties are generally in good operating condition and are suitable for our business operations.

ITEM 3. LEGAL PROCEEDINGS

Securities Class Actions and Derivative Suits Against Charter. Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter, the Company’s manager and indirect parent, and certain of its and our former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of the securities of Charter during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. Charter has informed us that it anticipates that the lead plaintiff will file a single consolidated amended complaint shortly. No response from Charter will be due until after this consolidated amended complaint is filed.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in Missouri state court against Charter and its current directors, as well as its and our former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such purported or threatened transaction by Mr. Allen has been presented.

All of the lawsuits discussed above are each in preliminary stages, and no dispositive motions or other responses to any of the complaints have been filed. Charter has advised the Company that it intends to vigorously defend the lawsuits.

Government Investigations. In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal suppliers for advertising. Charter has been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers (including the adequacy of our disconnect policies, the application of those policies and their effect on the customer totals reported by us during 2001 and prior periods), and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is actively cooperating with the SEC Staff.

Outcome. Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on our results of operations and financial condition. Upon completion of the investigations referred to above, and depending on their outcome, we will make such adjustments to our previously reported customer numbers as may be appropriate. Also, previously reported customer numbers will be adjusted to eliminate cable modem only customers from our analog video customer count. We will be eliminating the cable modem only customers from our analog video customer count because we determined that most of these customers were unable to receive our most basic level of analog service because this service was physically secured or blocked, was unavailable in certain areas or the customers were unaware that this service was available to them.

Indemnification. Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants’ employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter’s current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as our officers and directors. The limited liability company agreements of the Company and its limited liability company subsidiaries may require each such entity to indemnify Charter and the individual named defendants in connection with the matters set forth above.

Insurance. Charter has directors’ and officers’ liability insurance coverage that it believes is available for these matters, subject to the terms, conditions and limitations of the respective policies.

In addition to the matters set forth above, we are also party to other lawsuits and claims that arose in the ordinary course of conducting our business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) Market Information

There is no established trading market for the equity interests of the Company, Capital, Louisiana or Tennessee.

(B) Holders

Charter Holdings owns indirectly all of the limited liability company membership interests of the Company, as each of these entities are wholly-owned subsidiaries of another entity.

(C) Dividends

We record distributions when management fees charged to us exceed expenses incurred on our behalf. We did not pay distributions for the years ended December 31, 2002 and 2001. Our ability to pay distributions is limited under the terms of covenants in the indenture governing the Company’s outstanding senior discount notes.

(D) Recent Sales of Unregistered Securities

No unregistered equity securities of the Company, Capital, Louisiana or Tennessee were sold by such entities during the fourth quarter of the year ended December 31, 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Certain Trends and Uncertainties” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the audited consolidated financial statements of Renaissance Media Group LLC and subsidiaries as of and for the years ended December 31, 2002, 2001 and 2000, and the Annual Report on Form 10-K of Charter Holdings for the years ended December 31, 2002.

All comparisons and references in this Form 10-K to results for fiscal years 2001 and 2000 are to the restated results. See “Restatement of Prior Results” below and Note 3 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion of the restatement.

Introduction

We have a history of net losses. Our net losses are principally attributable to the substantial interest costs we incur because of our high level of debt, the significant depreciation expenses that we incur resulting from the extensive capital investments we have made in our cable properties and the amortization and impairment of our franchise intangibles. We expect these expenses will remain substantial, and therefore we expect to continue to report net losses for the foreseeable future.

The first cash interest payment on our public notes will be due in October, 2003. Thereafter, we will be required to pay interest in cash each April and October. In addition, our outstanding public notes will mature in 2008. We expect that we will be reliant on loans and capital contributions from our parent companies to repay our public notes at maturity. However, there can be no assurances that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

Restatement of Prior Results

In November 2002, Charter determined that additional franchise costs and deferred income tax liability should have been recorded relating to the differences between the financial statement and tax basis of assets it acquired in connection with certain cable businesses acquired throughout 1999 and 2000. As a result of this restatement, Charter engaged KPMG LLP to perform audits as of and for the years ended December 31, 2001 and 2000 because their former accountants, Arthur Andersen LLP, were no longer available to provide an opinion as to restated financial statements.

In connection with these audits and discussions with the staff of the Securities and Exchange Commission (SEC) in connection with their review of Charter’s periodic filings, Charter concluded that it was appropriate to make certain adjustments to previously reported results. These adjustments resulted in our need to restate our previously reported results. These adjustments, among other things, were made to previous interpretations and applications of generally accepted accounting principles (GAAP) consistently followed by us since 2000 and throughout the restatement period. Although we do not anticipate that additional adjustments will be necessary, until the SEC review process has been completed, it is possible that additional adjustments may be required.

These adjustments reduced our revenue for the first three quarters of 2002 by $1 million and for the years ended December 31, 2001 and 2000 by $4 million and $2 million, respectively. Such adjustments represent approximately 1%, 5% and 3% of previously reported revenues for the respective periods in 2002, 2001 and 2000. Our consolidated net loss decreased by $5 million for the first three quarters of 2002 and increased by $0.1 million and $1 million for the years ended December 31, 2001 and 2000, respectively, primarily due to adjustments related to the original accounting for acquisitions and elements of the rebuild and upgrade activities discussed below. In addition, as a result of certain of these adjustments, our statements of cash flows have been restated. Cash flows from operations for the years ended December 31, 2001 and 2000 were increased by $1 million and $0.6 million, respectively. The more significant categories of adjustments relate to the following items outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $0.7 million for the first three quarters of 2002 and $3 million and $1 million for the years ended December 31, 2001 and 2000, respectively. Additionally, for the year ended December 31, 2000, we increased marketing expense by $0.4 million for other promotional activities associated with launching new programming services previously deferred and subsequently amortized. The corresponding amortization of such deferred amounts reduced programming expenses by $0.8 million for the first three quarters of 2002, and by $0.6 million for the year ended December 31, 2001 and increased programming expenses by $0.3 million for the year ended December 31, 2000.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenue in the period such inducements were paid. Revenues declined $0.1 million for the first three quarters of 2002 and $0.6 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installation and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $1 million for the first three quarters of 2002 and $2 million and $1 million for the years ended December 31, 2001 and 2000, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in 2000, 2001 and portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $0.6 million for the first three quarters of 2002 and $1 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a program to replace and upgrade a substantial portion of its network, which included a portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment is a reduction to property, plant and equipment and increased franchise costs of approximately $8 million as a result of this finding. In addition, the depreciation period for the replacement assets was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $5 million for the first three quarters of 2002, and by $4 million and $2 million for the years ended 2001 and 2000, respectively.

Other Adjustments. In addition to the items described above, reductions to 2000 revenues include the reversal of certain advertising revenues from equipment vendors. Other adjustments of expenses include expensing certain items charged against purchase accounting reserves, certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $1 million and a decrease of $1 million, respectively, for the years ended December 31, 2001 and 2000.

The tables below set forth our condensed consolidated balance sheets as of December 31, 2001 and December 31, 2000, and condensed consolidated statement of operations and condensed consolidated statement of cash flows information for the years ended December 31, 2001 and 2000. For greater detail see Note 3 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

The following table sets forth selected condensed consolidated balance sheet information, showing previously reported and restated amounts, for the year ended December 31, 2001 (in thousands):

	As previously
	reported	As restated

Property, plant and equipment, net	$163,681	$162,398
Franchises, net	341,830	347,719
Total assets	507,155	511,711
Long-term debt	103,565	103,565
Member’s equity	313,514	312,388

The following table sets forth selected condensed consolidated statement of operations information, showing previously reported and restated amounts, for the year ended December 31, 2001 (in thousands):

	As previously
	reported	As restated

Revenues	$88,047	$84,221
Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	30,452	30,536
Selling, general and administrative	14,496	16,490
Depreciation and amortization	66,758	60,971

	111,706	107,997

Loss from operations	(23,659)	(23,776)
Net loss	(32,716)	(32,833)

The following table sets forth selected condensed consolidated balance sheet information, showing previously reported and restated amounts, as of December 31, 2000 (in thousands):

	As previously
	reported	As restated

Property, plant and equipment, net	$134,497	$129,423
Franchises, net	369,487	375,883
Total assets	507,096	508,199
Long-term debt	94,600	94,600
Member’s equity	346,230	345,221

The following table sets forth selected condensed consolidated statement of operations information, showing previously reported and restated amounts, for the year ended December 31, 2000 (in thousands):

	As previously
	reported	As restated

Revenues	$70,313	$68,382
Costs and Expenses:
Operating (excluding depreciation and amortization and other items listed below)	23,312	24,126
Selling, general and administrative	11,247	12,351
Depreciation and amortization	56,873	54,033

	91,432	90,510

Loss from operations	(21,119)	(22,128)
Net loss	(29,643)	(30,652)

The following table sets forth selected condensed consolidated cash flow information, showing previously reported and restated amounts, for the years ended December 31, 2001 and 2000 (in thousands):

	2001		2000

	As previously	As	As previously	As
	reported	restated	reported	restated

Net cash from operating activities	$66,476	$67,555	$95,333	$95,910
Net cash from investing activities	$(68,285)	$(69,364)	$(97,045)	$(97,622)

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in thousands); for discussion of comparability of the years and periods presented, see “Comparison of Results”:

	Year Ended December 31,

	2002		2001		2000

Revenues	$100,703	100.0%	$84,221	100.0%	$68,382	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	39,168	39%	30,536	36%	24,126	35%
Selling, general and administrative	19,031	19%	16,490	20%	12,351	18%
Depreciation and amortization	19,813	20%	60,971	72%	54,033	79%
Impairment of franchises	96,551	96%	—	—	—	—

	174,563	173%	107,997	128%	90,510	132%

Loss from operations	(73,860)	(73)%	(23,776)	(28%)	(22,128)	(32%)

Other income (expense):
Interest expense, net	(9,927)		(8,903)		(7,865)
Other, net	140		(154)		(659)

	(9,787)		(9,057)		(8,524)

Net loss	$(83,647)		$(32,833)		$(30,652)

Comparison of Results

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Revenues increased $16 million, or 20%, to $101 million for the year ended December 31, 2002 from $84 million for the year ended December 31, 2001. This increase is principally the result of increases in the number of digital video and high-speed data customers as well as price increases. Revenues by service offering are as follows (dollars in thousands):

	Year Ended December 31,

	2002		2001		2002 over 2001

		% of		% of
	Amount	Revenues	Amount	Revenues	Change	% Change

Analog video	$70,169	70%	$63,898	76%	$6,271	10%
Digital video	10,660	11%	9,221	11%	1,439	16%
High-speed data	5,556	5%	1,485	2%	4,071	274%
Advertising sales	6,270	6%	2,350	2%	3,920	167%
Other	8,048	8%	7,267	9%	781	11%

	$100,703	100%	$84,221	100%	$16,482	20%

Analog video revenues consist primarily of revenues from basic and premium services. Analog video revenues increased $6 million, or 10%, primarily due to general price increases, offset by decreases in analog video customers at December 31, 2002 compared to December 31, 2001. We do not expect an increase in analog video customers; however, our goal is to sustain revenues by reducing analog customer losses and to grow revenues through price increases on certain services and packages as well as the sale of data services and digital video services.

Digital video revenues increased $1 million, or 16%, as a result of digital customers increasing at December 31, 2002 compared to December 31, 2001. All of our digital video customers also receive basic analog video service, and digital video revenues consist of the portion of revenues from digital video customers in excess of the amount paid by these customers for analog video service. While we expect the number of our digital customers to increase, we believe the growth rate for these services will slow as compared to prior years.

High-speed data revenues increased $4 million from $2 million for the year ended December 31, 2001 to $6 million for the year ended December 31, 2002 primarily due to an increase in high-speed data customers. Between 2001 and 2002, we were able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased as a result of our ongoing system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $4 million from $2 million in 2001 to $6 million in 2002. The increase was primarily due to an increase of $1 million, from $0.2 million in 2001 to $2 million in 2002, related to an increase in advertising contracts with programmers and $3 million related to increased advertising capacity as a result of an increased number of channels carried by our systems. For each of the years ended December 31, 2002 and 2001, we received $0.3 million, in advertising revenue from our two largest suppliers of digital set-top terminals representing 0.3% and 0.4% of total revenues, respectively. We expect that advertising provided to vendors and programmers will decline substantially in the future. Revenues from advertising provided to vendors and programmers are recognized based upon the fair value of advertising. Vendor advertising purchases are made pursuant to written agreements that are generally consistent with other third-party commercial advertising agreements and at prices that we believe approximate fair value. In some cases we purchased equipment from the vendors at the same time.

Other revenues consist primarily of revenues from franchise fees, customer installations, equipment rental, processing fees, wire maintenance fees, home shopping, dial-up Internet service, late payment fees and other miscellaneous revenues. Other revenues increased $1 million, or 11%, from $7 million for the year ended December 31, 2001 to $8 million for the year ended December 31, 2002. The increase was primarily due to an increase in the other aforementioned revenues offset by decreases in late payment fees charged to customers and other miscellaneous revenues. Franchise fee revenues are collected from customers and remitted to franchise authorities.

Operating Expenses. Operating expenses increased by $9 million, or 28%, from $31 million in 2001 to $39 million in 2002. Total programming costs were $25 million and $21 million, representing 64% and 68% of total operating expense for the years ended December 31, 2002 and 2001, respectively. Key expense components as a percentage of revenues are as follows (dollars in thousands):

	Year Ended December 31,

	2002		2001		2002 over 2001

		% of		% of		%
	Amount	Revenues	Amount	Revenues	Change	Change

Analog video programming	$21,554	21%	$19,214	23%	$2,340	12%
Digital video programming	3,661	4%	2,353	3%	1,308	56%
High-speed data	2,312	2%	722	1%	1,590	220%
Advertising sales	2,358	2%	—	—	2,358	—
Service costs	9,283	9%	8,247	10%	1,036	13%

	$39,168	39%	$30,536	36%	$8,632	28%

Analog video programming costs consist primarily of costs paid to programmers for the provision of basic and premium channels as well as pay-per-view programs. The increase in analog video programming costs of $2 million, or 12%, was primarily due to price increases, particularly in sports programming, and an increased number of analog channels carried on our systems. The costs were offset by the amortization of launch support against analog video programming costs of $1 million and $0.6 million for the years ended December 31, 2002 and 2001, respectively. Digital video programming costs in 2002 were $1 million higher than in 2001 due to an increase in digital video customers and increased costs. Data services costs consist of costs related to the provision of high-speed data service, including salaries and benefits. The increase of $2 million in direct operating costs to provide data services was primarily due to the increase in high-speed data customers.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and they are expected to continue to increase due to a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase cable programming, increased costs from certain previously discounted programming, and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression through increased incremental high-speed data revenues.

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits. Advertising sales expenses increased $2 million due to using in-house personnel in 2002 versus outsourcing in 2001. In 2001, cost of outsourcing was netted against advertising sales revenues. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, maintenance and pole rent expense. The increase in service costs of $1 million, or 13%, resulted primarily from our growth in digital video and high-speed data services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3 million, or 15%, from $16 million for the year ended December 31, 2001 to $19 million for the year ended December 31, 2002. Key components of expense as a percentage of revenues are as follows (dollars in thousands):

	Year Ended December 31,

	2002		2001		2002 over 2001

	Amount	% of Revenues	Amount	% of Revenues	Change	% Change

General and administrative	$16,436	16%	$14,401	17%	$2,035	14%
Marketing	2,595	3%	2,089	3%	506	24%

	$19,031	19%	$16,490	20%	$2,541	15%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $2 million, or 14%, resulted primarily from increases in salaries and benefits of $0.2 million, bad debt and collection expense of $0.8 million and insurance of $0.3 million. These increases were partially offset by a decrease in billing expenses of $0.4 million as a result of renegotiated contracts with third-party billing providers.

Marketing expenses increased $0.5 million, or 24%, due to increased costs associated with promotions of our service offerings including advertising, telemarketing and direct sales.

Depreciation and Amortization. Depreciation and amortization expense decreased by $41 million, or 67%, from $61 million in 2001 to $20 million in 2002. This decrease was due primarily to the adoption on January 1, 2002 of SFAS No. 142, which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested for impairment on an annual basis. As a result of this change, total amortization of franchise assets decreased $28 million from 2001.

Impairment Charge. We performed our annual impairment assessment on October 1, 2002 using an independent third-party appraiser. This valuation led to recognition of a $97 million impairment charge in the fourth quarter of 2002. We do not expect to incur impairment charges of comparable magnitude in the future.

Interest Expense, net. Interest expense, net, increased $1 million from $9 million to $10 million, or 11%, in 2002 as compared to 2001. This increase was due to an increase in average outstanding debt during the year ended December 31, 2002 to fund capital expenditures.

Net Loss. Net loss increased by $51 million from $33 million to $84 million for the year ended December 31, 2002 as compared to 2001, as a result of the combination of factors described above, including the impact of the impairment of franchises offset somewhat by the decrease in amortization expense as a result of the adoption of SFAS No. 142.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt. The first part of this section, entitled “Overview” summarizes our outstanding debt and provides an overview of these topics. The second part of this section, entitled “Historical Operating, Financing and Investing Activities” provides information regarding the cash provided from or used in our operating, financing and investing activities during the years 2001 and 2002. The third part of this section, entitled “Capital Expenditures” provides more detailed information regarding our historical capital expenditures and our planned capital expenditures going forward. The last part of this section, entitled “Renaissance Media Indenture Restrictions and Covenants” summarizes certain of the covenants and restrictions governing our outstanding notes. For further discussion of certain trends with respect to our liquidity and capital resources, see the section below entitled “Certain Trends and Uncertainties.”

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded liquidity and capital requirements through cash flows from operations and loans and capital contributions from our parent companies. The mix of funding sources changes from period to period, but for the year ended December 31, 2002, 100% of our funding requirements were from cash flows from operations.

Accordingly, during 2003, we expect to fund our liquidity and capital requirements principally through cash flows from operations.

Our future cash needs will be significantly affected by our outstanding debt balances. The following table summarizes our payment obligations as of December 31, 2002 under our long-term debt and certain other contractual obligations and commitments (dollars in thousands).

		Payment by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations
Long-Term Debt (1)	$114,413	$—	$—	$—	$114,413
Operating Lease Obligations (1)	221	67	94	38	22

Total	$114,634	$67	$94	$38	$114,435

(1)	The table presents maturities of long-term debt outstanding as of December 31, 2002. Refer to Note 9 and 15 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other long-term liabilities.

We pay programming fees under multi-year contracts ranging from three to six years typically based on increasing flat fees per customer. Total programming costs paid to programmers were $25 million, $21 million and $17 million for the years ended December 31, 2002, 2001 and 2000, respectively. Certain of our programming contracts provide that the amount payable is the greater of the amount payable based on the per customer fees or a guaranteed minimum payment or commitment set forth in the contract. These contract minimums are based on total programming paid by Charter as a whole and are not specific to us. Charter’s guaranteed minimum payments under its programming contracts are for a total of $714 million with $173 million, $228 million, $34 million and $279 million for a payment period of less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively.

The principal amount of our senior notes was $113 million as of December 31, 2002. The notes pay no cash interest until April 15, 2003. From and after April 15, 2003, the notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, with interest payments commencing October 15, 2003. The Company has fully and unconditionally guaranteed the notes.

The fair market value of the notes was $93 million and $89 million as of December 31, 2002 and 2001, respectively. The fair value of the notes are based on quoted market prices.

We expect to remain in compliance with the covenants under our indenture, and that cash flows from operations will be sufficient to satisfy our liquidity needs until maturity of the public notes. We expect that we will be reliant on loans and capital contributions from our parent companies to repay the principal amount of our public notes at maturity.

However, there can be no assurances that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. In addition, a default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates’ debt obligations, which could adversely affect our parent companies’ ability to provide us with funding.

It is unclear whether we will have access to sufficient capital to satisfy our continuing cash interest payment obligations through maturity, or the repayment of our public notes when they mature in 2008. Cash flows from operations may not be sufficient, on their own, to permit us to satisfy these obligations.

Traditionally, we have relied on our affiliates’ ability to access the public debt and equity markets as a source of capital. Moody’s Investor Services downgraded Charter’s outstanding debt in October, 2002 and again in January, 2003 and our outstanding debt in January, 2003. Moody’s also reduced its liquidity rating of Charter to its lowest level. In January, 2003, Standard & Poor’s downgraded Charter’s outstanding debt. We believe that as a result of our parent companies’ significant levels of debt, current market conditions and these downgrades, our parent companies have limited access to the debt market at this time, and we accordingly expect to fund our cash needs during 2003 from cash flows from operations.

Increased funding requirements from customer demand for digital video, data or telephony services, or the need to offer certain services in certain of our markets in order to compete effectively could make us reliant on our parent companies’ ability to make loans and capital contributions to us. Consequently, our financial condition and results of operations could suffer materially.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through traditional debt financings by us, we would consider:

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets; or

•	seeking funding from our parent companies through the issuance of debt or equity by our parent companies, including Charter, Charter Holdings, or Charter Communications Operating, LLC (“Charter Operating”) the proceeds of which could be contributed to us.

If the above strategies were not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we need to raise additional capital or find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

Although in the past, Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco for the purpose of funding capital contributions to us, there is no obligation for Mr. Allen or his affiliates to purchase equity from or contribute or loan funds to us or to our subsidiaries in the future.

As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and are exploring sales of assets.

See “Cautionary Statement Regarding Forward-Looking Statements” and “—Certain Trends and Uncertainties.”

Historical Operating, Financing and Investing Activities

We did not hold any cash and cash equivalents as of December 31, 2002 and 2001.

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2002, 2001 and 2000 was $32 million, $68 million and $96 million, respectively. Operating activities provided $36 million less cash in 2002 than in 2001 primarily due to changes in operating assets and liabilities that provided $41 million less cash in 2002 than in 2001 offset in part by increased revenues of $16 million over 2001.

Operating activities provided $28 million less cash in 2001 than in 2000 primarily due to changes in operating assets and liabilities that provided $34 million less cash in 2001 than in 2000.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2002, 2001 and 2000 was $32 million, $69 million and $98 million, respectively. Investing activities used $37 million less cash in 2002 than in 2001 primarily as a result of reductions in capital expenditures. Purchases of property, plant and equipment used $37 million less cash in 2002 than in 2001 as a result of our efforts to reduce capital expenditures.

Investing activities used $29 million less cash in 2001 than in 2000 primarily as a result of decreases in capital expenditures. Purchases of property, plant and equipment used $28 million less cash in 2001 than in 2000 primarily as a result of reductions in capital expenditures.

Capital Expenditures

We have substantial ongoing capital expenditure requirements. We made capital expenditures, excluding acquisitions of cable systems, of $32 million, $62 million and $103 million for the years ended December 31, 2002, 2001 and 2000, respectively. The majority of the capital expenditures in 2002 related to our rebuild and upgrade program and purchases of digital set-top terminals and cable modems. Upgrading our cable systems has enabled us to offer digital television, cable modem high-speed Internet access, video-on-demand, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures in 2002 were funded primarily from cash flows from operations.

During 2003, we expect to spend approximately $10 million to $20 million in the aggregate on capital expenditures. We expect our capital expenditures in 2003 will be lower than 2002 levels because our rebuild and upgrade plans are largely completed.

Renaissance Media Group Indenture Restrictions and Covenants

This section summarizes certain of the restrictions and covenants contained in the indenture governing our public notes. Generally, these restrictions apply to us and to our restricted subsidiaries, which are currently all of our subsidiaries.

Change of Control. In the event of a specified change of control, we must offer to repurchase any then outstanding public notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any. See “- Certain Trends and Uncertainties — Long-Term Indebtedness — Change of Control Payments.”

Limitation on Indebtedness. The indenture contains certain covenants that restrict the ability of Renaissance Media Group, and, as described below, its restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on equity or repurchase equity;

•	grant liens;

•	make investments;

•	sell all or substantially all of our assets or merge with or into other companies;

•	sell assets;

•	enter into sale-leasebacks;

•	in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee the bond issuers’ debt, or issue specified equity interests; and

•	engage in certain transactions with affiliates.

The limitations on incurrence of debt permit Renaissance Media Group and its restricted subsidiaries to incur additional debt, so long as they are not in default under the indenture:

•	if, after giving pro forma effect to the incurrence, Renaissance Media Group could meet a leverage ratio (ratio of consolidated debt to four times consolidated EBITDA from the most recent quarter) of 6.75 to 1.0, and, regardless of whether the leverage ratio could be met,

•	up to the greater of $200 million or 4.5 times Renaissance Media Group’s consolidated annualized EBITDA,

•	up to an amount equal to 5% of Renaissance Media Group’s consolidated total assets to finance the purchase of new assets,

•	up to 200% of the net cash proceeds of new equity issuances and capital contributions, and 160% of the fair market value of new assets contributed to capital or received as consideration for new equity issuances, in each case received after the issue date of our public notes and not allocated to make restricted payments, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt and interest rate swaps to provide protection against fluctuation in interest rates.

The indenture permits us to incur debt under one of the categories above, and reclassify the debt into a different category.

•	Under the indenture, Renaissance Media Group and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, make restricted investments, or make other specified restricted payments only if Renaissance Media Group could incur $1.00 of additional debt under the debt incurrence test, which requires that Renaissance Media Group meet the 6.75 to 1.0 leverage ratio after giving effect to the transaction of the indebtedness covenant and that no default exists or would occur as a consequence thereof. If those conditions are met, Renaissance Media Group and its restricted subsidiaries are permitted to make restricted payments in an aggregate amount not to exceed the result of 100% of Renaissance Media Group’s consolidated EBITDA, minus 130% of its consolidated interest expense, plus 100% of new cash equity proceeds received by Renaissance Media Group and not allocated to the indebtedness covenant, plus returns on certain investments, all cumulatively from June 1998. Renaissance Media Group and its restricted subsidiaries may make permitted investments up to $2 million in related businesses and other specified permitted investments, restricted payments up to $10 million, dividends up to 6% each year of the net cash proceeds of public equity offerings, and other specified restricted payments without meeting the foregoing test.

•	Renaissance Media Group and its restricted subsidiaries are not permitted to grant liens on their assets other than specified permitted liens, unless corresponding liens are granted to secure our public notes. Permitted liens include liens securing debt permitted to be incurred under credit facilities, liens securing debt incurred under the incurrence of indebtedness test, in amounts up to the greater of $200 million or 4.5 times Renaissance Media Group’s consolidated EBITDA, liens as deposits for acquisitions up to 10% of the estimated purchase price, liens securing permitted financings of new assets, liens securing debt permitted to be incurred by restricted subsidiaries, and specified liens incurred in the ordinary course of business.

•	Renaissance Media Group and the issuers of our public notes are generally not permitted to sell or otherwise dispose of all or substantially all of their assets or merge with or into other companies unless their consolidated net worth after any such transaction would be no greater than their consolidated net worth immediately prior to the transaction, or unless Renaissance Media Group could incur $1.00 of additional debt under the debt incurrence test, which would require them to meet a leverage ratio of 6.75 to 1.00 after giving effect to the transaction.

•	Renaissance Media Group and its subsidiaries may generally not otherwise sell assets or, in the case of subsidiaries, equity interests, unless they receive consideration at least equal to the fair market value of the assets, consisting of at least 75% cash, temporary cash investments or assumption of debt. Renaissance Media Group and its restricted subsidiaries are then required within 12 months after any asset sale either to commit to use the net cash proceeds over a specified threshold either to acquire assets used in their own or related businesses or use the net cash proceeds to repay debt, or to offer to repurchase the Renaissance notes with any remaining proceeds.

•	Renaissance Media Group and its restricted subsidiaries may generally not engage in sale and leaseback transactions unless the lease term does not exceed three years or the proceeds are applied in accordance with the covenant limiting asset sales.

•	The restricted subsidiaries of Renaissance Media Group may generally not enter into restrictions on their abilities to make dividends or distributions or transfer assets to Renaissance Media Group except those not more restrictive than is customary in comparable financings.

•	The restricted subsidiaries of Renaissance Media Group are not permitted to guarantee or pledge assets to secure debt of the Renaissance Media Group or its restricted subsidiaries, unless the guarantying subsidiary issues a guarantee of the Renaissance notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

•	Renaissance Media Group and its restricted subsidiaries are generally not permitted to issue or sell equity interests in restricted subsidiaries, except sales of common stock of restricted subsidiaries so long as the proceeds of the sale are applied in accordance with the asset sale covenant, and issuances as a result of which the restricted subsidiary is no longer a restricted subsidiary and any remaining investment in that subsidiary is permitted by the covenant limiting restricted payments.

•	The indenture also restricts the ability of Renaissance Media Group and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $2 million without a determination by the disinterested members of the board of directors that the transaction is on terms no less favorable than arms-length, or transactions with affiliates involving over $4 million with affiliates without receiving an independent opinion as to the fairness of the transaction to Renaissance Media Group.

All of these covenants are subject to additional specified exceptions.

Our indenture includes various events of default. A failure by Renaissance Media Group or any of its restricted subsidiaries to pay any indebtedness (other than under the Renaissance notes) having a principal amount of $10 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing our public notes. See “- Certain Trends and Uncertainties - Restrictive Covenants.”

Certain Trends and Uncertainties

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Annual Report and in other documents that we file with the SEC, that could materially impact our business, results of operations and financial condition.

Liquidity. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operations and capital contributions from Charter, Charter Holdings and Charter Operating. We believe, however, that at this time Charter, Charter Operating and Charter Holdings have limited access to the debt and equity markets in light of general economic conditions, their substantial leverage, the business condition of the cable, telecommunications and technology industry, the current credit rating of Charter and Charter Holdings and recent downgrades of Charter’s and Charter Holdings’ outstanding debt and liquidity ratings, and pending litigation and investigations.

In addition, as the principal amounts owing under our various debt obligations become due, sustaining our liquidity will become more difficult over time. It is unclear whether we will have access to sufficient capital to satisfy our principal repayment obligations, which are scheduled to come due in 2008. Cash flows from operations and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

If our business does not generate sufficient cash flow from operations, and sufficient future distributions are not available to us from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and are exploring sales of assets.

If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not have terms that are materially disadvantageous to our existing debt holders. Although Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity or contribute or lend funds to us or to our subsidiaries in the future.

If we are unable to raise needed capital, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

For more information, see the section above entitled “Liquidity and Capital Resources.”

Restrictive Covenants. The indenture governing our publicly held notes contains a number of significant covenants that could adversely impact our business. In particular, our indenture restricts our and our subsidiaries’ ability to:

•	incur additional debt;

•	pay dividends on equity or repurchase equity;

•	grant liens;

•	make investments;

•	sell all or substantially all of our assets or merge with or into other companies;

•	sell assets;

•	enter into sale-leasebacks;

•	in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee the bond issuers’ debt, or issue specified equity interests; and

•	engage in certain transactions with affiliates.

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the debt under the applicable agreement and in certain cases under other agreements governing our long-term indebtedness. Any default under our indenture might adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our publicly held notes. For more information, see the section above entitled “Liquidity and Capital Resources.”

Parent Level Liquidity Concerns. Our direct and indirect owners, including Charter, Charter Operating and Charter Holdings face significant liquidity issues.

Because of its corporate structure, Charter has less access to capital than its operating subsidiaries and therefore Charter’s ability to repay its senior notes is subject to additional uncertainties. Charter will not be able to make interest payments beginning in April, 2004, or principal payments at maturity in 2005 and 2006, with respect to its convertible senior notes unless it can obtain additional financing or it receives distributions or other payments from its subsidiaries. The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco only if, at the time of distribution, Charter Holdings can meet a leverage ratio of 8.75 to 1.0, there is no default under the indentures and other specified tests are met. Charter Holdings did not meet that leverage ratio for the quarter ended December 31, 2002. Because Charter is our manager, any financial or liquidity problems of Charter would be likely to cause serious disruption to our business and to have a material adverse affect on our operations and results. In addition, our parent companies’ ability to make loans or capital contributions to us would likely be adversely affected. Any such event would likely adversely impact our own credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. In addition, because Charter Holdings and Charter Holdco are our direct and indirect owners, their financial or liquidity problems could have similar impact.

Finally, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could require a change of control repurchase offer under our outstanding notes.

Securities Litigation and Government Investigations. As previously reported, a number of federal class actions were filed against Charter and certain of its former and present officers and directors alleging violations of securities laws. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the United States District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its directors and officers. Finally, two derivative suits were filed in Missouri state court against Charter, its current directors and its former independent auditor; these actions were consolidated during the fourth quarter of 2002. The federal derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal manufacturers for advertising. Charter has been advised by the U.S. Attorney’s Office that no member of the board of directors of Charter, including its Chief Executive Officer, is a target of the investigation. Charter has advised us that it is fully cooperating with the investigation. In November 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission concerning its prior reporting of its customers and policies and procedures relating to its disconnection of customers. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document subpoenas. See “Item 3. Legal Proceedings”.

Due to the inherent uncertainties of litigation and investigations, Charter cannot predict the ultimate outcome of these proceedings. In addition, its restatement may lead to additional allegations in the pending securities class and derivative actions against Charter, or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and Charter’s actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management’s attention, all of which could affect adversely the market price of our publicly-traded notes, as well as our ability to meet future operating and financial estimates and to execute our business and financial strategies. To the extent that the foregoing matters are not covered by insurance, our limited liability company agreement may require us to indemnify Charter and the above directors and current and former officers in connection with such matters.

Competition. The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-standing relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

In particular, we face competition within the subscription television industry, which includes providers of paid television service employing technologies other than cable, such as direct broadcast satellite, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from broadcast companies distributing television broadcast signals without assessing a subscription fee and from other communications and entertainment media, including conventional radio broadcasting services, newspapers, movie theaters, the Internet, live sports events and home video products. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on our business.

Integration of Operations. In the past, Charter (our manager) experienced rapid growth from acquisitions of a number of smaller cable operators and the rapid rebuild and rollout of advanced services. This activity has placed and is expected to continue to place a significant strain on Charter’s management, operations and other resources. Our future success will depend in part on Charter’s ability to successfully integrate the operations acquired, including our operations. The failure to implement management, operating or financial systems necessary to successfully integrate acquired operations, including headend and call center consolidation and standardization of operating procedures, could have a material adverse effect on our business, results of operations and financial condition. In addition, Charter’s ability to properly manage our operations will be impacted by our ability to attract, retain and incentivize experienced, qualified, professional management.

Services. We expect that a substantial portion of our near term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent other services that take advantage of cable’s broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. The inability to pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Public Notes Price Volatility. The market price of our publicly-traded notes has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of Charter’s (or our) debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our and our subsidiaries’ public notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company’s securities, and recently such purported class action lawsuits were filed against Charter. See “Item 3. Legal Proceedings”.

Economic Slowdown; Global Conflict. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and the slowdown and the war could continue to result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, and also could affect our ability to collect accounts receivable and maintain customers. In addition, any prolonged military conflict would materially and adversely affect our revenues from our systems providing services to military installations. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing agreements through disruptions in the market or negative market conditions.

Long-Term Indebtedness — Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes following a change of control. A change of control under our public notes would require us to make an offer to repurchase our outstanding public notes. A failure by us to make or complete a change of control offer would place us in default of these agreements.

Regulation and Legislation. Cable systems are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the Federal Communications Commission were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The Federal Communications Commission is currently conducting a proceeding in which it is considering this channel usage possibility, although it recently issued a tentative decision against such dual carriage. In addition, the carriage of new high-definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to proportionate increases in system revenue.

There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Multiple federal courts have now struck down open-access requirements imposed by several different franchising authorities as unlawful. In March 2002, the Federal Communications Commission officially classified cable’s provision of high-speed Internet service in a manner that makes open access requirements unlikely. At the same time, the Federal Communications Commission initiated a rulemaking proceeding that leaves open the possibility that the Commission may assert regulatory control in the future. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

The Federal Communications Commission’s March 2002 ruling also held that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is scheduled to be argued in May 2003. As a result of this ruling, we have stopped collecting franchise fees for cable modem service.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 on January 1, 2003. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We will adopt SFAS No. 145 beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. We do not expect the adoption of SFAS No. 145 to have a material impact on our consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by us for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on our consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 was adopted by the Company beginning January 1, 2003. On January 1, 2003, the Company also adopted SFAS 123, “Accounting for Stock-Based Compensation” on the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, predecessor combined financial statements, the related notes thereto, and the reports of the independent accountants are included in this Report beginning on page F-1.

Separate financial statements for Capital have not been presented as Capital had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in our Current Report on Form 8-K, dated April 22, 2002, as amended by Form 8-K/A, dated April 26, 2002.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Annual Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that (notwithstanding the late filing of this Annual Report as a consequence of the restatements of the financial statements of the registrants and their affiliates as described herein) the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

In designing and evaluating the disclosure controls and procedures, Charter Communications, Inc.’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, Charter Communications, Inc.’s management believes that its controls do provide such reasonable assurances.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report:

(1)	Financial Statements. A listing of the financial statements, notes and reports of independent accountants required by Item 8 begins on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules. No financial statement schedules are required to be filed by Items 8 and 15(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

Exhibit
Number	Description

3.1	Certificate of Incorporation of Renaissance Media Capital Corporation and all amendments thereto (Incorporated by reference to the Exhibit 3.1 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998).

3.2	By-laws of Renaissance Media Capital Corporation (Incorporated by reference to the Exhibit 3.2 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998).

3.3	Certificate of Formation of Renaissance Media (Louisiana) LLC (Incorporated by reference to the Exhibit 3.3 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998).

3.4	Certificate of Formation of Renaissance Media, LLC (Incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) and Renaissance Media Capital Corporation, filed March 30, 2000 (Commission File No. 333-56679)).

3.5	Certificate of Formation of Renaissance Media (Tennessee) LLC (Incorporated by reference to the Exhibit 3.5 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998).

3.6	Certificate of Formation of Renaissance Media Group LLC (Incorporated by reference to the Exhibit 3.7 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998).

3.7	Amended and Restated Limited Liability Agreement of Renaissance Media Group LLC, dated April 29, 1999 (Incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File No. 333-56679)).

Exhibit
Number	Description

3.8	Amended and Restated Limited Liability Agreement of Renaissance Media (Louisiana) LLC, dated April 29, 1999 (Incorporated by reference to Exhibit 3.10 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File No. 333-56679)).

3.9	Amended and Restated Limited Liability Agreement of Renaissance Media (Tennessee) LLC, dated April 29, 1999 (Incorporated by reference to Exhibit 3.11 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File No. 333-56679)).

3.10	Amended and Restated Limited Liability Agreement of Renaissance Media LLC, dated April 30, 1999 (Incorporated by reference to Exhibit 3.12 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File No. 333-56679)).

4.1	Indenture dated as of April 9, 1998, by and among Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust Company of New York, as Trustee (Incorporated by reference to the Exhibit 4.1 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998).

14.1	Code of Conduct adopted January 28, 2003 (Incorporated by reference to Exhibit 14.1 to the annual report on Form 10-K filed by Charter Communications, Inc. on April 15, 2003 (File No. 000-27927)).

99.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

**	Documents Attached.

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of the respective registrants on a consolidated basis.

(b)  Reports on Form 8-K:

       None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual reports or proxy materials were sent to the registrants’ security holders during the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunder duly authorized.

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC

Dated: April 18, 2003	By:	CHARTER COMMUNICATIONS, INC.

their Manager

		By:	/s/ Carl E. Vogel

Carl E. Vogel
President and Chief Executive Officer

RENAISSANCE MEDIA CAPITAL CORPORATION

Dated: April 18, 2003		By:	/s/ Carl E. Vogel

Carl E. Vogel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated below.

Dated: April 18, 2003	By:	/s/ Carl E. Vogel

Carl E. Vogel
President and Chief Executive Officer
of Charter Communications, Inc.
(Manager);Renaissance Media Group
LLC; Renaissance Media (Louisiana)
LLC; Renaissance Media (Tennessee)
LLC; and Renaissance Media Capital
Corporation.

Sole Director of Renaissance Media
Capital Corporation

Dated: April 18, 2003	By:	/s/ Steven A. Schumm

Steven A. Schumm
Executive Vice President and Chief
Administrative Officer and Interim Chief
Financial Officer (Principal Financial
Officer) of Charter Communications,
Inc. (Manager); Renaissance Media
Group LLC; Renaissance Media
(Louisiana) LLC; Renaissance Media
(Tennessee) LLC; and Renaissance
Media Capital Corporation

Dated: April 18, 2003	By:	/s/ Paul E. Martin

Paul E. Martin
Senior Vice President and Controller
(Principal Accounting Officer)
of Charter Communications,
Inc. (Manager); Renaissance Media
Group LLC; Renaissance Media
(Louisiana) LLC; Renaissance Media
(Tennessee) LLC; and Renaissance
Media Capital Corporation

CERTIFICATIONS

I, Carl E. Vogel, certify that:

1.     I have reviewed this annual report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003

/s/ Carl E. Vogel

Carl E. Vogel
Chief Executive Officer

I, Steven A. Schumm, certify that:

1.     I have reviewed this annual report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003

/s/ Steven A. Schumm

Steven A. Schumm
Chief Administrative Officer
and Interim Chief Financial Officer

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented pursuant to Rule 3-10(b) of Regulation S-X.

Independent Auditors’ Report

To the Board of Directors
Renaissance Media Group LLC:

We have audited the accompanying consolidated balance sheets of Renaissance Media Group LLC and subsidiaries as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Media Group LLC and subsidiaries as of December 31, 2002, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company has restated the consolidated balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in member’s equity and cash flows for the years then ended, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

St. Louis, Missouri
April 14, 2003

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,

	2002	2001	2000

		(restated)	(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$1,809
Accounts receivable, less allowance for doubtful accounts of $278, $468 and $212, respectively	2,421	1,444	938
Prepaid expenses and other current assets	131	104	131

Total current assets	2,552	1,548	2,878

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $57,141, $47,634 and $21,794, respectively	175,397	162,398	129,423
Franchises, net of accumulated amortization of $74,797, $74,797 and $46,629, respectively	251,270	347,719	375,883

Total investment in cable properties, net	426,667	510,117	505,306

OTHER ASSETS	60	46	15

Total assets	$429,279	$511,711	$508,199

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,791	$19,626	$36,093
Payables to manager of cable systems – related parties	67,255	76,132	32,285

Total current liabilities	87,046	95,758	68,378

LONG-TERM DEBT	113,492	103,565	94,600
MEMBER’S EQUITY	228,741	312,388	345,221

Total liabilities and member’s equity	$429,279	$511,711	$508,199

See accompanying notes to consolidated financial statements

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,

	2002	2001	2000

		(restated)	(restated)
REVENUES	$100,703	$84,221	$68,382

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization and other items listed below)	39,168	30,536	24,126
Selling, general and administrative	19,031	16,490	12,351
Depreciation and amortization	19,813	60,971	54,033
Impairment of franchises	96,551	—	—

	174,563	107,997	90,510

Loss from operations	(73,860)	(23,776)	(22,128)

OTHER INCOME (EXPENSES):
Interest expense, net	(9,927)	(8,903)	(7,865)
Other, net	140	(154)	(659)

	(9,787)	(9,057)	(8,524)

Net loss	$(83,647)	$(32,833)	$(30,652)

See accompanying notes to consolidated financial statements

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in thousands)

BALANCE, December 31, 1999	$375,873
Net loss (restated)	(30,652)

BALANCE, December 31, 2000 (restated)	345,221
Net loss (restated)	(32,833)

BALANCE, December 31, 2001 (restated)	312,388
Net loss	(83,647)

BALANCE, December 31, 2002	$228,741

See accompanying notes to consolidated financial statements

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,

	2002	2001	2000

		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,647)	$(32,833)	$(30,652)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	19,813	60,971	54,033
Noncash interest expense	9,927	8,965	8,093
Impairment of franchises	96,551	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(977)	(506)	146
Prepaid expenses and other current assets	(80)	(17)	11
Accounts payable and accrued expenses	(368)	(12,871)	21,783
Receivables from and payables to related party, including deferred	(8,877)	43,846	42,496

Net cash flows from operating activities	32,342	67,555	95,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32,239)	(69,360)	(97,207)
Other investing activities	(103)	(4)	(415)

Net cash flows from investing activities	(32,342)	(69,364)	(97,622)

NET DECREASE IN CASH	—	(1,809)	(1,712)
CASH, beginning of period	—	1,809	3,521

CASH, end of period	$—	$—	$1,809

See accompanying notes to consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

(1) ORGANIZATION

The accompanying consolidated financial statements of Renaissance Media Group LLC (the “Company”) include the accounts of the Company and its wholly-owned finance subsidiaries, Renaissance Media (Louisiana) LLC (“Renaissance Louisiana”), Renaissance Media (Tennessee) LLC (“Renaissance Tennessee”) and Renaissance Media Capital Corporation (“Capital Corporation”). Renaissance Media LLC (“Media”) is owned 76% and 24% by Renaissance Louisiana and Renaissance Tennessee, respectively, and owns all of the operating assets of the consolidated group.

The Company is an indirect wholly-owned subsidiary of Charter Communications Operating, LLC (Charter Operating) from which the Company receives funding as needed. As of December 31, 2002, the Company owns and operates cable systems serving approximately 146,400 (unaudited) customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital cable television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modems, and video-on-demand. The Company operates primarily in the states of Tennessee and Louisiana.

Effective on January 2, 2001, the Company entered into certain cable system swap transactions with other subsidiaries of Charter Communications Holdings, LLC (“Charter Holdings”). Such cable system swaps were effected in order to increase operational efficiency by swapping systems into the subsidiaries, which are physically located closest to them. The Company accounted for the portions of systems transferred into the Company from other Charter Holdings subsidiaries as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, beginning on January 2, 2001, the consolidated financial statements include the accounts of two systems that were transferred into the Company from other Charter Holdings subsidiaries. Also, on January 2, 2001, the Company transferred one of its systems to another Charter Holdings subsidiary as part of the swap transactions. The disposition by the Company was recorded as a noncash transaction with related parties during the year ended December 31, 2001.

(2) LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses from operations of $74 million, $24 million and $22 million in 2002, 2001 and 2000, respectively. The Company’s net cash flows from operating activities were $32 million, $68 million and $96 million for the years ending December 31, 2002, 2001 and 2000, respectively. In addition, the Company has required significant cash to fund capital expenditures and ongoing operations. The Company's ongoing operations will depend on our ability to generate cash and to secure financing in the future. The Company has historically funded liquidity and capital requirements through cash flows from operations and capital contributions from Charter Communications, Inc. (Charter), Charter Holdings and Charter Operating. The Company believes, however, that at this time Charter and Charter Holdings have limited access to the debt and equity markets in light of general economic conditions, their substantial leverage, the business condition of the cable, telecommunications and technology industry, the current credit rating of Charter, Charter Operating and Charter Holdings and recent downgrades of Charter’s and Charter Holdings’ outstanding debt and liquidity ratings, and pending litigation and investigations. The Company expects to remain in compliance with the covenants under our indenture, and that cash flow from operations will be sufficient to satisfy our liquidity needs until maturity of the public notes. The Company expects that it will be reliant on capital contributions from its parent companies to repay the principal amount of our public notes at maturity.

However, there can be no assurances that its parent companies will have sufficient liquidity to satisfy this payment when due. In addition, a default under the covenants governing any of our debt instruments could result in the acceleration of the Company’s payment obligations under its debt and, under certain circumstances, in cross-defaults under its affiliates’ debt obligations, which could adversely affect its parent companies’ ability to provide the Company with funding.

If the Company’s business does not generate sufficient cash flow from operations, and sufficient future distributions are not available to the Company from other sources of financing, it may not be able to repay its debt, grow its

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

business, respond to competitive challenges, or to fund its other liquidity and capital needs. As a means of enhancing the Company’s liquidity, the Company is currently attempting to cut costs, reduce capital expenditures and is exploring sales of assets.

The Company’s long-term financing structure as of December 31, 2002 includes $114 million of high-yield debt. None of this financing matures during 2003. Note 9 discusses the Company’s current availability and long-term obligations, interest obligations and provides a schedule of maturity.

(3) RESTATEMENTS OF CONSOLIDATED FINANCIAL RESULTS

The Company has identified a series of adjustments that have resulted in the restatement of the previously issued financial statements for the years ended December 31, 2001 and 2000. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments reduced revenue for the years ended December 31, 2001 and 2000 by $4 million and $2 million, respectively. The Company’s consolidated net loss increased by $0.1 million and $1 million for the years ended December 31, 2001 and 2000, respectively, primarily due to adjustments related to the original accounting for acquisitions and for elements of the rebuild and upgrade activities. In addition, as a result of certain of these adjustments, the Company’s statements of cash flows have been restated. Cash flows from operations for the years ended December 31, 2001 and 2000 were increased by $1 million and $0.6 million, respectively. The more significant categories of adjustment relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenues by $3 million and $1 million for the years ended December 31, 2001 and 2000, respectively. Additionally, for the year ended December 31, 2000, the Company increased marketing expense by $0.4 million for other promotional activities associated with launching new programming services previously deferred and subsequently amortized. The corresponding amortization of such deferred amounts reduced programming expenses by $0.6 million and increased programming expenses by $0.3 million for the years ended December 31, 2001 and 2000, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenue in the period such inducements were paid. Revenues declined $0.6 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of the Company’s rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $2 million and $1 million for the years ended December 31, 2001 and 2000, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in 2000, 2001 and portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the relevant customer contract terms. These amounts have been reported as marketing expense in the period incurred and totaled $1 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively. The Company discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Rebuild and Upgrade of Cable Systems. In 2000, the Company initiated a program to replace and upgrade a substantial portion of its network. In connection with this plan, the Company assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. It also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment is a reduction to property, plant and equipment and increased franchise costs of approximately $8 million as a result of this finding. In addition, the depreciation period for the replacement assets was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $4 million and $2 million in the years ending 2001 and 2000, respectively.

Other Adjustments. In addition to the items described above, reductions to 2000 revenues include the reversal of certain advertising revenues from equipment vendors. Other adjustments of expenses include expensing certain items charged against purchase accounting reserves, certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $1 million and a decrease of $1 million, respectively, for the years ended December 31, 2001 and 2000.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The following table sets forth the consolidated balance sheet for the Company, showing previously reported and restated amounts, as of December 31, 2001:

	As previously
	reported	As restated

CURRENT ASSETS:
Accounts receivable, net	$1,540	$1,444
Prepaid expenses and other current assets	104	104

Total current assets	1,644	1,548

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	163,681	162,398
Franchises, net	341,830	347,719

Total investment in cable properties, net	505,511	510,117

OTHER ASSETS	—	46

Total assets	$507,155	$511,711

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,124	$19,626
Payable to related parties	74,952	76,132

Total current liabilities	90,076	95,758

LONG-TERM DEBT	103,565	103,565

MEMBER’S EQUITY	313,514	312,388

Total liabilities and member’s equity	$507,155	$511,711

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The following table sets forth the consolidated statement of operations for the Company, showing previously reported and restated amounts, for the year ended December 31, 2001:

	As previously
	reported	As restated

REVENUES	$88,047	$84,221

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization and other items listed below)	30,452	30,536
Selling, general and administrative	14,496	16,490
Depreciation and amortization	66,758	60,971

	111,706	107,997

Loss from operations	(23,659)	(23,776)

OTHER INCOME (EXPENSE):
Interest expense, net	(8,903)	(8,903)
Other, net	(154)	(154)

	(9,057)	(9,057)

Net loss	$(32,716)	$(32,833)

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The following table sets forth the consolidated balance sheet for the Company, showing previously reported and restated amounts, as of December 31, 2000:

	As previously
	reported	As restated

CURRENT ASSETS:
Cash and cash equivalents	$1,809	$1,809
Accounts receivable, net	1,172	938
Prepaid expenses and other current assets	131	131

Total current assets	3,112	2,878

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	134,497	129,423
Franchises, net	369,487	375,883

Total investment in cable properties, net	503,984	505,306

OTHER ASSETS	—	15

Total assets	$507,096	$508,199

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$35,117	$36,093
Payable to related parties	31,149	32,285

Total current liabilities	66,266	68,378

LONG-TERM DEBT	94,600	94,600

MEMBER’S EQUITY	346,230	345,221

Total liabilities and member’s equity	$507,096	$508,199

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The following table sets forth the consolidated statement of operations for the Company, showing previously reported and restated amounts, for the year ended December 31, 2000:

	As previously
	reported	As restated

REVENUES	$70,313	$68,382

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization and other items listed below)	23,312	24,126
Selling, general and administrative	11,247	12,351
Depreciation and amortization	56,873	54,033

	91,432	90,510

Loss from operations	(21,119)	(22,128)

OTHER INCOME (EXPENSE):
Interest expense, net	(7,865)	(7,865)
Other, net	(659)	(659)

	(8,524)	(8,524)

Net loss	$(29,643)	$(30,652)

The following table sets forth selected condensed consolidated statements of cash flows information for the Company, showing previously reported and restated amounts, for the years ended December 31, 2001 and 2000:

	For the year ended		For the year ended
	December 31, 2001		December 31, 2000

	As previously		As previously
	reported	As restated	reported	As restated

Net cash from operating activities	$66,476	$67,555	$95,333	$95,910
Net cash from investing activities	$(68,285)	$(69,364)	$(97,045)	$(97,622)

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Renaissance Media Group LLC and all of its direct and indirect subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. All amounts presented for 2000 and 2001 in the financial statements and accompanying notes have been adjusted to reflect the restated results in Note 3.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant judgments and estimates include capitalization of labor and overhead costs, depreciation and amortization costs, impairments of property, plant and equipment and franchises and other contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs. These indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. Overhead costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-15 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years

Franchises

Franchise rights acquired through the purchase of cable systems represent management’s estimate of fair value at the date of acquisition and generally are reviewed to determine if the franchise has a finite life or an indefinite life as defined by Statement of Financial Accounting Standards (SFAS) No. 142. On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (See Note 7). The Company determined that all of its franchises qualified for indefinite-life treatment. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Prior to the adoption of SFAS No. 142, costs incurred in obtaining and renewing cable franchises were deferred and amortized using the straight-line method over a period of 15 years. Franchise rights acquired through the purchase of cable systems were generally amortized using the straight-line method over a period of 15 years. The period of 15 years was management’s best estimate of the useful lives of the franchises and assumed that substantially all of those franchises that expired during the period would be renewed but not indefinitely. The Company evaluated the recoverability of franchises for impairment when events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Because substantially all of the Company’s franchise rights have been

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

acquired in the past several years, at the time of acquisition management believed the Company did not have sufficient experience with the local franchise authorities to conclude that renewals of franchises could be accomplished indefinitely.

The Company believes that facts and circumstances have changed to enable it to conclude that all of its franchises will be renewed indefinitely. The Company has sufficiently upgraded the technological state of its cable systems and now has sufficient experience with the local franchise authorities where it acquired franchises to conclude all franchises will be renewed indefinitely.

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairment of property, plant and equipment occurred in 2002, 2001 and 2000.

Revenue Recognition

Revenues from analog, digital and high-speed data services are recognized when the related services are provided. Advertising sales are recognized in the period that the advertisements are broadcast. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreement. Such fees are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses, respectively.

Programming Costs

The Company has various contracts to obtain analog, digital and premium programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to adjustment based on periodic audits performed by the programmers. Additionally, certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these upfront payments related to the promotion and activation of the programmer’s cable television channel and defers recognition of the launch incentives over the life of the programming agreement as an offset to programming expense. This offset to programming expense was $2 million, $1 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Programming costs paid to programmers were $25 million, $21 million and $17 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, 2001 and 2000, the deferred amounts of launch incentives, included in accounts payable and accrued expenses, totaled $3 million, $5 million and $5 million, respectively.

Advertising Costs

Advertising costs, including advertising associated with the launch of cable channels, are generally expensed as costs are incurred. Advertising expense was $1 million, $1 million and $2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Stock-Based Compensation

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions will result in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. Management believes the adoption of these provisions will not have a material impact on the consolidated results of operations or financial position of the Company. The ongoing effect on consolidated results of operations or financial position will be dependent upon future stock based compensation awards granted by the Company.

Income Taxes

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. A certain indirect subsidiary is a corporation that is subject to income tax, but has no operations and has not generated any taxable income since inception. Any taxable income that would be generated by the Company would be the responsibility of the Company’s equity owner. As such, the Company has not provided for income taxes in the accompanying consolidated financial statements.

Segments

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company’s operations are managed on the basis of distinct geographic operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of the respective criteria set forth. The Company delivers similar products and services within each of its geographic divisional operations. Each geographic and divisional service area utilizes similar means for delivering the programming of the Company’s services; have similarity in the type or class of customer receiving the products and services; distributes the Company’s services over a unified network; and operates within a consistent regulatory environment. In addition, each of the geographic regional and divisional operating segments has similar economic characteristics. Accordingly, management has determined that the Company has one reportable segment, broadband services.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

(5) ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the allowance for doubtful accounts is summarized as follows for the periods presented:

	December 31,

	2002	2001	2000

Balance, beginning of year/period	$468	$212	$80
Charged to expense	2,718	2,142	733
Uncollected balances written off, net of recoveries	(2,908)	(1,886)	(601)

Balance, end of year	$278	$468	$212

(6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of the dates presented:

	December 31,

	2002	2001	2000

Cable distribution systems	$209,277	$188,634	$133,371
Land, buildings and leasehold improvements	13,679	13,409	12,465
Vehicles and equipment	9,582	7,989	5,381

	232,538	210,032	151,217
Less: accumulated depreciation	(57,141)	(47,634)	(21,794)

	$175,397	$162,398	$129,423

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements could materially affect future depreciation expense.

For the years ended December 31, 2002, 2001 and 2000, depreciation expense was $20 million, $33 million, and $26 million, respectively.

(7) FRANCHISES

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser perform valuations of its franchises as of January 1, 2002. Franchises were aggregated into two essentially inseparable asset groups to conduct the valuations. Fair value was determined based on estimated discounted future cash flows using reasonable and appropriate assumptions that are consistent with internal forecasts. The appraiser assessed that the fair value of each of the Company’s asset groups exceeded their carrying amount. As a result, no impairment charge was recorded upon adoption. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The Company performed its annual impairment assessment on October 1, 2002 using an independent third-party appraiser and following the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002 and requires the consideration of assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset. Revised earnings forecasts and the methodology required by SFAS No. 142 which excludes certain intangibles led to recognition of a $97 million impairment in the fourth quarter of 2002.

In determining whether its franchises have an indefinite life, the Company considered the exclusivity of the franchise, its expected costs of franchise renewals, and the technological state of the associated cable systems with a view to whether or not the Company is in compliance with any technology upgrading requirements. Based on the Company’s assessment, all franchises qualified for indefinite-life treatment.

Franchise amortization expense for the year ended December 31, 2002 was $1, which represents the amortization relating to franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $5. Franchise amortization expense for each of the years ended December 31, 2001 and 2000 was $28 million.

As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. A reconciliation of net loss for the years ended December 31, 2002, 2001 and 2000, as if SFAS No. 142 had been adopted as of January 1, 2001, is presented below:

	Year Ended December 31,

	2002	2001	2000

Net loss:
Reported net loss	$(83,647)	$(32,833)	$(30,652)
Add back: amortization of indefinite-lived franchises	—	28,181	28,023

Adjusted net loss	$(83,647)	$(4,652)	$(2,629)

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of the dates presented:

	December 31,

	2002	2001	2000

Accounts payable	$553	$763	$12,984
Capital expenditures	2,909	3,592	10,858
Programming costs	758	729	2,459
Franchises fees	1,737	1,635	1,250
State sales tax	4,266	4,085	2,628
Personal property tax	1,286	283	442
Deferred revenue	6,163	6,538	3,180
Other accrued expenses	2,119	2,001	2,292

	$19,791	$19,626	$36,093

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

(9) LONG-TERM DEBT

Long-term debt consists of the following as of the dates presented:

	December 31,

	2002	2001	2000

10% senior discount notes	$114,413	$114,413	$114,413
Unamortized net discount	(921)	(10,848)	(19,813)

	$113,492	$103,565	$94,600

In 1998, Renaissance Louisiana, Renaissance Tennessee and Capital Corporation issued $163 million principal amount at maturity of 10.000% senior discount notes due April 15, 2008 (the “Notes”) for proceeds of $100 million. Approximately, $49 million of such notes were repurchased in May 1999. The Notes do not pay cash interest until April 15, 2003. From and after April 15, 2003, the Notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Company has fully and unconditionally guaranteed the notes.

The fair market value of the Notes was $93 million and $89 million as of December 31, 2002 and 2001, respectively. The fair value of the Notes is based on quoted market prices.

The indenture (“Indenture”), pursuant to which the Notes were issued, contains a number of significant covenants that could adversely impact the Company’s business. In particular, the Indenture restricts the Company and its restricted subsidiaries’ ability to incur additional debt; pay dividends on equity or repurchase equity; grant liens; make investments; sell all or substantially all of its assets or merge with or into other companies; sell assets; enter into sale-leasebacks; in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee the bond issuers’ debt, or issue specified equity interests; and engage in certain transactions with affiliates.

There are no significant restrictions on the ability of the Company to obtain funds from its subsidiaries through dividends or loans, provided that the Company remains a guarantor under the Indenture and that any loans are evidenced by promissory notes. Additionally, there are no significant restrictions on the ability of Renaissance Louisiana and Renaissance Tennessee to obtain funds from Media through dividends or loans provided that Media remains a restricted subsidiary under the Indenture.

Charter Operating holds the 100% member interest in the Company as collateral for the Charter Operating credit facility. However, none of the Company’s subsidiaries’ member interests have been pledged as collateral to the Charter Operating credit facility. In addition, neither the Company nor any of its subsidiaries has guaranteed the Charter Operating credit facility nor will such entities be required to guarantee the Charter Operating credit facility, as long as the notes are outstanding.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

(10) REVENUES

Revenues consist of the following for the periods presented:

	Year Ended December 31,

	2002	2001	2000

Analog video	$70,169	$63,898	$57,622
Digital video	10,660	9,221	2,408
High-speed data	5,556	1,485	58
Advertising sales	6,270	2,350	1,718
Other	8,048	7,267	6,576

	$100,703	$84,221	$68,382

(11) OPERATING EXPENSES

Operating expenses consist of the following for the periods presented:

	Year Ended December 31,

	2002	2001	2000

Analog video programming	$21,554	$19,214	$16,582
Digital video programming	3,661	2,353	453
High-speed data	2,312	722	57
Advertising sales	2,358	—	1
Service costs	9,283	8,247	7,033

	$39,168	$30,536	$24,126

(12) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of the following for the periods presented:

	Year Ended December 31,

	2002	2001	2000

General and administrative	$16,436	$14,401	$10,392
Marketing	2,595	2,089	1,959

	$19,031	$16,490	$12,351

(13) COMPREHENSIVE LOSS

Comprehensive loss is equal to net loss for the years ended December 31, 2002, 2001 and 2000.

(14) RELATED PARTY TRANSACTIONS

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of Charter are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Charter Communications Holding Company (Charter Holdco) and Charter, both entities controlled by Paul G. Allen, provide management services to the Company for the cable television systems owned and operated by the Company. The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Certain costs for these services are billed and charged directly to the Company and are included within operating costs. These costs are allocated based on the number of analog video customers. Such costs totaled $5 million, $3 million and $2 million for the years ended December 31, 2002, 2001 and 2000, respectively. All other costs incurred by Charter Holdco and Charter on behalf of the Company are considered a part of the management fee and are recorded as selling, general and administrative expense in the accompanying consolidated financial statements. Management fees are stipulated in the management agreements between Charter Holdco, Charter and the Company. To the extent management fees charged to the Company are greater (less) than the corporate expenses incurred by Charter Holdco and Charter, the Company records distributions to (capital contributions from) Charter Holdco and Charter. For the years ended December 31, 2002, 2001 and 2000, the management fee charged to the Company approximated the corporate expenses incurred by Charter Holdco and Charter on behalf of the Company. The Charter Operating credit facility prohibits payments of management fees in excess of 3.5% of Charter Operating and its subsidiaries consolidated revenues during any fiscal year. Any amounts accrued as management fees in excess of 3.5% of consolidated revenues can be carried forward and paid in subsequent fiscal years, but such payments, together with amounts paid, and within the 3.5% limit for, such subsequent fiscal year may not exceed 5% of consolidated revenues. Any deferred amount of the management fee will bear interest at the rate of 10% per annum, compounded annually, from the date it was due and payable until the date it is paid.

The Company pays costs on behalf of Charter Holdco and Charter. These costs are reimbursed by Charter Holdco and Charter and are recorded as receivables from related parties in the accompanying consolidated financial statements.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to the Company’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, the Company may not, and may not allow its subsidiaries to, engage in any business transaction outside the cable transmission business except for certain existing approved investments. Should Charter, the Company or their subsidiaries wish to pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to Charter, the Company or their subsidiaries to engage in the business transaction, they will be able to do so. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable television systems owned, operated or managed by Charter, the Company or their subsidiaries from time to time.

Mr. Allen or his affiliates own equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV Inc. (TechTV), Oxygen Media Corporation (Oxygen Media), Digeo, Inc., Click2learn, Inc. and Microsoft Corporation. In addition, Mr. Allen and Mr. Savoy were directors of USA Networks, Inc. (USA Networks), which operates the USA Network, The Sci-Fi Channel, Trio, World News International and Home Shopping Network, owning approximately 5% and less than 1%, respectively, of the common stock of USA Networks. In 2002, Mr. Allen and Mr. Savoy sold their common stock and are no longer directors of the USA Network. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (Vulcan Ventures) and Vulcan Inc. and is the president of Vulcan Ventures. Mr. Savoy is also a vice president and a director of Vulcan Ventures. The various cable, media, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. The agreements governing the Company’s relationship with Digeo, Inc. are an example of a cooperative business relationship among Mr. Allen’s affiliated companies. The Company can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of the Company and its business. The Company cannot assure that, in the event that the Company or any of its subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to the Company as terms it might have obtained from an unrelated third party. Also, conflicts could arise with respect to the allocation of corporate opportunities between the Company and Mr. Allen and his affiliates. The Company has not instituted any formal plan or arrangement to address potential conflicts of interest.

High Speed Access Corp. (High Speed Access) has been a provider of high-speed Internet access services over cable modems. During the period from 1997 to 2000, certain Charter entities entered into Internet-access related service agreements, and both Vulcan Ventures, an entity controlled by Mr. Allen, and certain of Charter’s subsidiaries made equity investments in High Speed Access.

On February 28, 2002, Charter’s subsidiary and an affiliate to the Company, CC Systems, purchased from High Speed Access the contracts and associated assets, and assumed related liabilities, that served the Company’s customers, including a customer contact center, network operations center and provisioning software. Immediately prior to the asset purchase, Vulcan Ventures beneficially owned approximately 37%, and Charter beneficially owned approximately 13%, of the common stock of High Speed Access (including the shares of common stock which could be acquired upon conversion of the Series D preferred stock, and upon exercise of the warrants, owned by Charter Holdco). Following the consummation of the asset purchase, neither Vulcan Ventures, Charter, the Company nor any of their subsidiaries beneficially own any securities of, or are otherwise affiliated with, High Speed Access.

The Company receives or will receive programming for broadcast via its cable systems from TechTV, USA Networks, and Oxygen Media. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2002 and 2001 were each less than 2% of total operating expenses. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers. Such revenues for the years ended December 31, 2002, 2001 and 2000 were less than 1% of total revenues.

The Company purchases certain equipment for use in the Company’s business from ADC Telecommunications, which provides broadband access and network equipment. Mr. Wangberg, a director for Charter, serves as a director for ADC Telecommunications. Such fees for the years ended December 31, 2002 and 2001 were each less than 1% of total operating expenses under this arrangement.

On January 10, 2003, Charter signed an agreement to carry two around-the-clock, high-definition networks, HDNet and HDNet Movies. The Company believes that entities controlled by Mr. Mark Cuban, co-founder and president of HDNet, owns 96.9% of HDNet and HDNet Movies as of December 31, 2002. As of December 31, 2002, Mr. Cuban owns approximately 5.3% equity interest in Charter.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

(15) COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for each of the years ended December 31, 2002, 2001 and 2000, were approximately $0.1 million. As of December 31, 2002, future minimum lease payments are as follows:

Year Ended December 31,	Amount

2003	$67
2004	56
2005	38
2006	23
2007	15
Thereafter	22

The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2002, 2001 and 2000, was $1 million, $1 million and $0.9 million, respectively. The Company pays programming fees under multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may, in some cases, escalate over the term. The Company paid $25 million, $21 million and $17 million of programming fees for the years ended December 31, 2002, 2001 and 2000, respectively.

Litigation

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter and certain of Charter’s former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. Charter has informed the Company that it anticipates that the lead plaintiff will file a single consolidated amended complaint shortly. No response from Charter will be due until after this consolidated amended complaint is filed.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in Missouri state court against Charter and its current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such purported or threatened transaction by Mr. Allen has been presented.

The lawsuits discussed above are each in preliminary stages, and no dispositive motions or other responses to any of the complaints have been filed. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter has advised the Company that it intends to vigorously defend the lawsuits.

In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal suppliers for advertising. Charter has been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. Charter has advised the Company that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers, and various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised the Company that it is actively cooperating with the SEC Staff.

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on Charter’s results of operations and financial condition.

Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants’ employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter’s current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as officers and directors of the Company. The limited liability company agreement may require each such entity to indemnify Charter in connection with the matters set forth above.

In addition to the matters set forth above, the Company is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Charter has directors’ and officers’ liability insurance coverage that it believes is available for these matters, subject to the terms, conditions and limitations of the respective policies.

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

The 1996 Telecom Act required the FCC to undertake a number of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company’s operations.

The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. During the years ended December 31, 2002, 2001 and 2000, the amounts refunded by the Company have been insignificant. The Company may be required to refund additional amounts in the future.

(16) EMPLOYEE BENEFIT PLANS

The Company’s employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan (the “Charter Plan”). Participants in the Charter Plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company made contributions to the Charter Plan totaling $0.1 million for each of the years ended December 31, 2002, 2001 and 2000.

(17) OPTION PLANS

Eligible employees of the Company participate in the 1999 Option Plan of Charter Communications Holding Company (the “1999 Plan”) and the 2001 Stock Incentive Plan of Charter Communications, Inc. (the “2001 Plan”). The 1999 Plan provided for the grant of options to purchase membership units in Charter Holdco to current and prospective employees and consultants of the Company. Membership units received upon exercise of any options are immediately exchanged for shares of Class A common stock of Charter on a one-for-one basis. Options granted generally vest over five years from the grant date, with 25% vesting 15 months after the anniversary of the grant date and ratably thereafter. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant. Membership units received upon exercise of the options are automatically exchanged into Class A common stock of Charter on a one-for-one basis.

The 2001 Plan provides for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 3,000,000), as each term is defined in the 2001 Plan. Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the 2001 Plan. Options granted generally vest over four years from the grant date, with 25% vesting on the anniversary of the grant date and ratably thereafter. Generally, options expire 10 years from the grant date.

Together, the plans allow for the issuance of up to an aggregate of 90,000,000 shares of Charter Class A common stock (or units convertible into Charter Class A common stock). In 2001, any shares covered by options that terminated under the 1999 Plan were transferred to the 2001 Plan, and no new options were granted under the 1999 Plan.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The Company used the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the option plans. Accordingly, no compensation expense was recorded for the years ended December 31, 2002, 2001 and 2000.

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions will result in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. Management believes the adoption of these provisions will not have a material impact on the consolidated results of operations or financial position of the Company. The ongoing effect on consolidated results of operations or financial position will be dependent upon future stock based compensation awards granted by the Company.

(18) RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company’s financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company will adopt SFAS No. 145 beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the consolidated financial statements of the Company.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

effect of the method used on reported results. The Company adopted SFAS No. 148 beginning January 1, 2003. On January 1, 2003, the Company also adopted SFAS No. 123, “Accounting for Stock-Based Compensation” on the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.