Form 10-Q
period 2003-03-31
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 2003-05-15
CIK 1062363, 1062365, 1062367, 1062368

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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
                     RENAISSANCE MEDIA CAPITAL CORPORATION*
                     --------------------------------------
           (Exact names of registrants as specified in their charters)

                DELAWARE                                         14-1803051
                DELAWARE                                         14-1801165
                DELAWARE                                         14-1801164
                DELAWARE                                         14-1803049
                --------                                         ----------
     (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

        12405 POWERSCOURT DRIVE
          ST. LOUIS, MISSOURI                                       63131
          -------------------                                       -----
(Address of principal executive offices)                          (Zip Code)

                                 (314) 965-0555
                                 --------------
              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

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

================================================================================

                           RENAISSANCE MEDIA GROUP LLC
                        RENAISSANCE MEDIA (LOUISIANA) LLC
                        RENAISSANCE MEDIA (TENNESSEE) LLC
                      RENAISSANCE MEDIA CAPITAL CORPORATION

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I.  Financial Information
         Item 1. Financial Statements - Renaissance Media Group LLC and
                 Subsidiaries                                                  4
         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          13
         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk                                                         25
         Item 4. Controls and Procedures                                      25

Part II. Other Information

         Item 1. Legal Proceedings                                            26
         Item 6. Exhibits and Reports on Form 8-K                             26

Signatures                                                                    28

Certifications                                                                29

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented pursuant to Rule 3-10(b) of Regulation S-X.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in the "Liquidity and Capital Resources" section under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the SEC, and include, but are not limited to:

     - our ability to sustain and grow revenues and cash flows from operating activities by offering video and data services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

     - our ability to comply with all covenants in our indenture, any violation of which would result in a violation of the indenture and could trigger a default of other obligations under cross default provisions;

     - availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash from operations, further borrowings or other sources;

     - any adverse consequences arising out of the recent restatement of our financial statements;

     - the results of the pending grand jury investigation by the United States Attorney's Office for the Eastern District of Missouri, the pending SEC investigation and the putative class action and derivative shareholders litigation against Charter Communications, Inc., our indirect parent;

     - the cost and availability of funding to refinance our existing debt as it becomes due;

     -    our ability to achieve free cash flow;

     -    our ability to obtain programming at reasonable prices;

     - general business conditions, economic uncertainty or slowdown and potential international conflict;

     - the impact of any armed conflict, including loss of customers in areas with large numbers of military personnel; and

     -    the effects of governmental regulation on our business.

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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           MARCH 31,    DECEMBER 31,
                                                                             2003           2002*
                                                                         ------------   ------------
                                                                          (UNAUDITED)
                                ASSETS

CURRENT ASSETS:
   Accounts receivable, less allowance for doubtful accounts of $197
     and $278, respectively                                              $      1,097   $      2,421
   Prepaid expenses and other current assets                                      306            131
                                                                         ------------   ------------

           Total current assets                                                 1,403          2,552
                                                                         ------------   ------------

INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated depreciation of
     $64,955 and $57,141, respectively                                        169,308        175,397
   Franchises, net of accumulated amortization of $74,801 and $74,797,
     respectively                                                             251,342        251,270
                                                                         ------------   ------------

           Total investment in cable properties, net                          420,650        426,667
                                                                         ------------   ------------

OTHER ASSETS                                                                       14             60
                                                                         ------------   ------------

           Total assets                                                  $    422,067   $    429,279
                                                                         ============   ============

                     LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $     15,447   $     19,791
   Payables to manager of cable systems - related parties                      61,713         67,255
                                                                         ------------   ------------

           Total current liabilities                                           77,160         87,046

LONG-TERM DEBT                                                                116,112        113,492

MEMBER'S EQUITY                                                               228,795        228,741
                                                                         ------------   ------------

           Total liabilities and member's equity                         $    422,067   $    429,279
                                                                         ============   ============

   * Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

          See accompanying notes to consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ------------------------
                                                     2003          2002
                                                  ----------    ----------
                                                                (RESTATED)
REVENUES                                          $   26,284    $   23,591
                                                  ----------    ----------

COSTS AND EXPENSES:
   Operating (excluding depreciation and
     amortization and other items listed below)       10,575         9,064
   Selling, general and administrative                 4,639         4,737
   Depreciation and amortization                       8,168         4,586
   Special charges                                       199            --
                                                  ----------    ----------

                                                      23,581        18,387
                                                  ----------    ----------

           Income from operations                      2,703         5,204
                                                  ----------    ----------

OTHER EXPENSE:
   Interest expense                                   (2,620)       (2,366)
   Other, net                                            (29)          (45)
                                                  ----------    ----------

                                                      (2,649)       (2,411)
                                                  ----------    ----------

           Net income                             $       54    $    2,793
                                                  ==========    ==========

          See accompanying notes to consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     ------------------------
                                                                                        2003          2002
                                                                                     ----------    ----------
                                                                                                   (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $       54    $    2,793
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation and amortization                                                        8,168         4,586
     Noncash interest expense                                                             2,620         2,366
   Changes in operating assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                                  1,324           830
     Prepaid expenses and other assets                                                     (180)         (230)
     Accounts payable and accrued expenses                                               (1,664)         (444)
     Payables to related party                                                           (5,832)         (770)
                                                                                     ----------    ----------

           Net cash flows from operating activities                                       4,490         9,131
                                                                                     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                            (1,693)       (7,563)
   Change in accounts payable and accrued expenses related to capital expenditures       (2,721)       (1,568)
   Other, net                                                                               (76)           --
                                                                                     ----------    ----------

           Net cash flows from investing activities                                      (4,490)       (9,131)
                                                                                     ----------    ----------

NET CHANGE IN CASH                                                                           --            --

CASH, beginning of period                                                                    --            --
                                                                                     ----------    ----------

CASH, end of period                                                                  $       --    $       --
                                                                                     ==========    ==========

          See accompanying notes to consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

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

The Company is an indirect wholly-owned subsidiary of Charter Communications Operating, LLC ("Charter Operating") from which the Company receives funding as needed. As of March 31, 2003, the Company owns and operates cable systems serving approximately 145,700 customers. The Company currently provides a full range of video, data, telephony and other advanced broadband services. The Company also provides commercial high-speed data, video, telephony and Internet services as well as advertising sales and production services. The Company operates primarily in the states of Tennessee and Louisiana.

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

Reclassifications

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

3. LIQUIDITY AND CAPITAL RESOURCES

The Company has historically required significant cash to fund capital expenditures and ongoing operations. The Company's long-term financing structure as of March 31, 2003 includes $116 million of high-yield debt. None of this financing matures during 2003. The Company's net cash flows from operating activities were $4 million and $9 million for the three months ended March 31, 2003 and 2002, respectively. The Company's ongoing operations will depend on its ability to generate cash and to secure financing in the future. The Company has historically funded liquidity and capital requirements through cash flows from operating activities and capital contributions from Charter Communications, Inc. (Charter), Charter Communications Holdings, LLC (Charter Holdings) and Charter Operating. The Company believes, however, that at this time Charter and Charter Holdings have limited access to the debt and equity markets in light of general economic conditions, their substantial leverage, the business condition of the cable, telecommunications and technology industry, the current credit rating of Charter, Charter Holdings and Charter Operating and recent downgrades of Charter's and Charter Holdings' outstanding debt and liquidity ratings, and pending litigation and investigations. The Company expects to remain in compliance with the covenants under its indenture, and that cash flow from operations will be sufficient to satisfy its liquidity needs until maturity of the public notes. The Company expects that it will be reliant on capital contributions from its parent companies to repay the principal amount of its public notes at maturity.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

However, there can be no assurance that its parent companies will have sufficient liquidity to satisfy this payment when due. In addition, a default under the covenants governing any of its debt instruments could result in the acceleration of the Company's payment obligations under its debt and, under certain circumstances, in cross-defaults under its affiliates' debt obligations, which could adversely affect its parent companies' ability to provide the Company with funding.

If the Company's business does not generate sufficient cash flows from operating activities, and sufficient future distributions are not available to the Company from other sources of financing, it may not be able to repay its debt, grow its business, respond to competitive challenges, or to fund its other liquidity and capital needs. As a means of enhancing the Company's liquidity, the Company is currently attempting to cut costs, reduce capital expenditures and exploring sales of assets.

4. RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

As discussed in the Company's 2002 Form 10-K, the Company identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; and (vi) other adjustments. These adjustments have been reflected in the accompanying consolidated financial statements and reduced revenues for the three months ended March 31, 2002 by $99. The Company's consolidated net income increased by $6 million for the three months ended March 31, 2002. In addition, as a result of certain of these adjustments, the Company's statement of cash flows for the three months ended March 31, 2002 has been restated. Cash flows from operating activities for the three months ended March 31, 2002 increased by $2 million. The more significant categories of adjustments relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $41 for the three months ended March 31, 2002. The corresponding amortization of such deferred amounts reduced programming expenses by $307 for the three months ended March 31, 2002.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $59 for the three months ended March 31, 2002. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of the Company's rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $78 for the three months ended March 31, 2002.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $212 for the three months ended March 31, 2002. The Company discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a three-year program to replace and upgrade a substantial portion of its network, which included a substantial portion of the Company's network. In

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

connection with this plan, the Company assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. The Company also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise assets by $8 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $2 million for the three months ended March 31, 2002.

Other Adjustments. In addition to the items described above, other adjustments of expenses include certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net income is a decrease of $244 for the three months ended March 31, 2002.

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three-month period ended March 31, 2002.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                          MARCH 31, 2002
                                                 -------------------------------
                                                 AS PREVIOUSLY
                                                    REPORTED          RESTATED
                                                 -------------     -------------
     Revenue                                        $23,690           $23,591
     Income (loss) from operations                     (551)            5,204
     Net income (loss)                               (2,962)            2,793

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        THREE MONTHS ENDED
                                                          MARCH 31, 2002
                                                 -------------------------------
                                                 AS PREVIOUSLY
                                                    REPORTED          RESTATED
                                                 -------------     -------------
     Net cash flows from operating activities       $ 7,113           $ 9,131
     Net cash flows from investing activities        (7,113)           (9,131)

5. FRANCHISES

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser perform valuations of its franchises as of January 1, 2002. Franchises were aggregated into two essentially inseparable asset groups to conduct the valuations. Fair value was determined based on estimated discounted future cash flows using reasonable and appropriate assumptions that are consistent with internal forecasts. The appraiser assessed that the fair value of each of the Company's asset groups exceeded their carrying amount. As a result, no impairment charge was recorded upon adoption.

In determining whether its franchises have an indefinite life, the Company considered the exclusivity of the franchise, its expected costs of franchise renewals, and the technological state of the associated cable systems with a view to whether or not the Company is in compliance with any technology upgrading requirements. Based on the Company's assessment, all franchises qualified for indefinite-life treatment.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

Franchise amortization expense for each of the three months ended March 31, 2003 and 2002 was $4 and $0, respectively, which represents the amortization relating to franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $20.

6. LONG-TERM DEBT

Long-term debt consists of the following as of the dates presented:

                                                      MARCH 31,    DECEMBER 31,
                                                        2003           2002
                                                    ------------   ------------
10% senior discount notes                           $    114,413   $    114,413
Unamortized net premium (discount)                         1,699           (921)
                                                    ------------   ------------

                                                    $    116,112   $    113,492
                                                    ============   ============

In 1998, Renaissance Louisiana, Renaissance Tennessee and Capital Corporation issued $163 million principal amount at maturity of 10.000% senior discount notes due April 15, 2008 (the "Notes") for proceeds of $100 million. Approximately $49 million of such notes were repurchased in May 1999. The Notes do not accrue cash interest until April 15, 2003. From and after April 15, 2003, the Notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Company has fully and unconditionally guaranteed the notes.

The fair market value of the Notes was $101 million and $93 million as of March 31, 2003 and December 31, 2002, respectively. The fair value of the Notes is based on quoted market prices.

For additional information regarding the Notes, refer to Note 9 of the consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K.

7. COMPREHENSIVE LOSS

Comprehensive loss is equal to net loss for the three months ended March 31, 2003 and 2002.

8. SPECIAL CHARGES

Special charges of $0.2 million for the three months ended March 31, 2003 represent severance and related costs of our ongoing initiative to reduce our workforce. We expect to continue to record additional special charges in 2003 related to the reorganization of our operations.

9. INCOME TAXES

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. A certain indirect subsidiary is a corporation that is subject to income tax, but has no operations and has not generated any taxable income since inception. Any taxable income that would be generated by the Company would be the responsibility of the Company's equity owner. As such, the Company has not provided for income taxes in the accompanying consolidated financial statements.

10. CONTINGENCIES

Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter and certain of Charter's former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. Charter has received a consolidated complaint from the lead plaintiff, which includes as defendants several former and present officers of Charter, as well as its former outside auditors and a vendor/supplier of digital set-top terminals. The court has not yet permitted the filing of this consolidated complaint. No response from Charter will be due until after the consolidated complaint has been filed.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter and its current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

The lawsuits discussed above are each in preliminary stages, and no dispositive motions or other responses to any of the complaints have been filed. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter has advised the Company that it intends to vigorously defend the lawsuits.

In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal suppliers for advertising. Charter has been advised by the U.S. Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. Charter has advised the Company that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to its determination of the number of customers, and various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised the Company that it is actively cooperating with the SEC Staff.

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on Charter's results of operations and financial condition.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter's current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as officers and directors of the Company. The limited liability company agreements of the Company and its limited liability company subsidiaries, and the bylaws of its corporate subsidiaries may require each such entity to indemnify Charter and the individual named defendants in connection with the matters set forth above.

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

Charter has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable and subject to the terms, conditions and limitations of the respective policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to "Certain Trends and Uncertainties" of this section and "Cautionary Statement Regarding Forward-Looking Statements," which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the Annual Report on Form 10-K of Renaissance Media Group LLC and subsidiaries and Charter Holdings for the year ended December 31, 2002.

All comparisons and references in this Form 10-Q to results for the three months ended March 31, 2002 are to the restated results. See "Restatement of Consolidated Financial Results" below and Note 4 to our consolidated financial statements contained in "Item 1. Financial Statements " for a more detailed discussion of the restatement.

"We," "us" and "our" refer to Renaissance Media Group LLC and its wholly-owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation.

INTRODUCTION

We have a history of net losses. Historically our net losses were principally attributable to the substantial interest costs we incurred because of our high level of debt, the significant depreciation expenses that we incurred resulting from the extensive capital investments we had made in our cable properties and the amortization and impairment of our franchise intangibles. We expect interest cost and depreciation expenses will remain substantial. However, with the adoption of Statement of Financial Accounting Standards No. 142, we no longer are required to amortize indefinite-lived assets (franchises) but rather test for impairment on an annual basis.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

As discussed in our 2002 Form 10-K, we identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs;
(iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; and
(vi) other adjustments. These adjustments have been reflected in the accompanying consolidated financial statements and reduced revenues for the three months ended March 31, 2002 by $99. Our consolidated net income increased by $6 million for the three months ended March 31, 2002. In addition, as a result of certain of these adjustments, our statement of cash flows for the three months ended March 31, 2002 has been restated. Cash flows from operating activities for the three months ended March 31, 2002 increased by $2 million. The more significant categories of adjustments relate to the following as outlined below (dollars in thousands, except where indicated).

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $41 for the three months ended March 31, 2002. The corresponding amortization of such deferred amounts reduced programming expenses by $307 for the three months ended March 31, 2002.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $59 for the three months ended March 31, 2002. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $78 for the three months ended March 31, 2002.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $212 for the three months ended March 31, 2002. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a three-year program to replace and upgrade a substantial portion of its network, which included a portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise assets by $8 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $2 million for the three months ended March 31, 2002.

Other Adjustments. In addition to the items described above, other adjustments of expenses include certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net income is a decrease of $244 for the three months ended March 31, 2002.

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three-month period ended March 31, 2002 (dollars in thousands).

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                          MARCH 31, 2002
                                                 -------------------------------
                                                 AS PREVIOUSLY
                                                    REPORTED          RESTATED
                                                 -------------     -------------
     Revenue                                        $23,690           $23,591
     Income (loss) from operations                     (551)            5,204
     Net income (loss)                               (2,962)            2,793

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        THREE MONTHS ENDED
                                                          MARCH 31, 2002
                                                 -------------------------------
                                                 AS PREVIOUSLY
                                                    REPORTED          RESTATED
                                                 -------------     -------------
     Net cash flows from operating activities       $ 7,113           $ 9,131
     Net cash flows from investing activities        (7,113)           (9,131)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We disclosed our critical accounting policies and the means by which we develop estimates therefor in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):

                                                              THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------------
                                                               2003                 2002
                                                        ------------------   ------------------
Revenues                                                $ 26,284     100%    $ 23,591     100%
                                                        --------    ------   --------    ------

Costs and expenses:
   Operating (excluding depreciation and amortization
     and other items listed below)                        10,575      40%       9,064      38%
   Selling, general and administrative                     4,639      18%       4,737      21%
   Depreciation and amortization                           8,168      31%       4,586      19%
   Special charges                                           199       1%          --      --
                                                        --------    ------   --------    ------

                                                          23,581      90%      18,387      78%
                                                        --------    ------   --------    ------

           Income from operations                          2,703      10%       5,204      22%
                                                        --------             --------

Other expense:
   Interest expense                                       (2,620)              (2,366)
   Other expenses                                            (29)                 (45)
                                                        --------             --------

                                                          (2,649)              (2,411)
                                                        --------             --------

           Net income                                   $     54             $  2,793
                                                        ========             ========

COMPARISON OF RESULTS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues. Revenues increased $2.7 million, or 11%, to $26.3 million for the three months ended March 31, 2003 from $23.6 million for the three months ended March 31, 2002. Revenues by service offering are as follows (dollars in thousands):

                                               THREE MONTHS ENDED MARCH 31,
                           --------------------------------------------------------------------
                                   2003                    2002               2003 OVER 2002
                           --------------------    --------------------    --------------------
                                         % OF                    % OF                      %
                            AMOUNT     REVENUES     AMOUNT     REVENUES     CHANGE      CHANGE
                           --------    --------    --------    --------    --------    --------
Analog video               $ 16,525       63%      $ 15,695       67%      $    830        5%
Digital  video                4,437       17%         3,816       16%           621       16%
High-speed data               2,145        8%           991        4%         1,154      116%
Advertising sales             1,043        4%         1,086        5%           (43)      (4)%
Other                         2,134        8%         2,003        8%           131        7%
                           --------    --------    --------    --------    --------

                           $ 26,284      100%      $ 23,591      100%      $  2,693       11%
                           ========    ========    ========    ========    ========

Analog video revenues consist primarily of revenues from basic services. Analog video revenues increased $0.8 million, or 5%, primarily due to general price increases, offset by decreases in analog video customers at March 31, 2003 compared to March 31, 2002. We do not expect an increase in analog video customers; however, our goal is to sustain revenues by reducing analog customer losses and to grow revenues through price increases on certain services and packages as well as the sale of data services and digital video services.

All of our digital video customers also receive basic analog video service, and digital video revenues consist of the portion of revenues from digital video customers in excess of the amount paid by these customers for analog video service. Additionally, included within digital video revenues are revenues from premium services and pay-per-view services. Digital video revenues increased $0.6 million, or 16%, as a result of digital customers increasing at March

31, 2003 compared to March 31, 2002 coupled with general price increases. While we expect to increase digital customers as a result of various marketing plans we expect to initiate in upcoming periods, we experienced a loss of digital customers since December 31, 2002. We expect any increase in digital customers and service penetration will be less than levels experienced in prior periods.

High-speed data revenues increased $1.2 million from $1.0 million for the three months ended March 31, 2002 to $2.1 million for the three months ended March 31, 2003 primarily due to an increase in high-speed data customers. Between 2002 and 2003, we were able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased as a result of our ongoing system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $43,000, or 4%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. For the three months ended March 31, 2003 and 2002, we received $71 and $201, respectively, in advertising revenue from programmers. We expect that advertising provided to programmers will decline substantially in the future. Such advertising purchases are made pursuant to written agreements that are generally consistent with other third-party commercial advertising agreements and at prices that we believe approximate fair value.

Other revenues consist primarily of revenues from franchise fees, commercial high-speed data revenues, late payment fees, customer installations, wire maintenance fees, home shopping, equipment rental, dial-up Internet service and other miscellaneous revenues. Other revenues increased $0.1 million, or 7%, from $2.0 million for the three months ended March 31, 2002 to $2.1 million for the three months ended March 31, 2003. The increase was primarily due to an increase in commercial high-speed data revenues as a result of our internal growth in advanced services offset by decreases in late payment fees charged to customers and other miscellaneous revenues.

Operating Expenses. Operating expenses increased by $1.5 million, or 17%, from $9.1 million for the three months ended March 31, 2002 to $10.6 million for the three months ended March 31, 2003. Key components of operating expenses as a percentage of revenues are as follows (dollars in thousands):

                                               THREE MONTHS ENDED MARCH 31,
                           --------------------------------------------------------------------
                                   2003                    2002               2003 OVER 2002
                           --------------------    --------------------    --------------------
                                         % OF                    % OF                      %
                            AMOUNT     REVENUES     AMOUNT     REVENUES     CHANGE      CHANGE
                           --------    --------    --------    --------    --------    --------
Programming costs          $  6,908       26%      $  5,833       25%      $  1,075       18%
Advertising sales               581        2%           519        2%            62       12%
Service costs                 3,086       12%         2,712       11%           374       14%
                           --------    --------    --------    --------    --------

                           $ 10,575       40%      $  9,064       38%      $  1,511       17%
                           ========    ========    ========    ========    ========

Programming costs consist primarily of costs paid to programmers for the provision of basic, premium and digital channels and pay-per-view programs. The increase in programming costs of $1.1 million, or 18%, was primarily due to price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital customers. The costs were offset by the amortization of launch support against analog video programming costs of $451 and $444 for the three months ended March 31, 2003 and 2002, respectively.

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

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits and commissions. Advertising sales expenses increased $0.1 million due to an increase in salaries. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, internet service provider fees, maintenance and pole rent expense. The increase in service costs of $0.4 million, or 14%, resulted primarily from an increase in labor costs related to personnel who had previously spent a majority of their time on capitalizable activities, who now as a result of the decrease in rebuild and upgrade activities, are spending their time on non-capitalizable activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.1 million, or 2%, from $4.7 million for the three months ended March 31, 2002 to $4.6 million for the three months ended March 31, 2003. Key components of expense as a percentage of revenues are as follows (dollars in thousands):

                                               THREE MONTHS ENDED MARCH 31,
                           --------------------------------------------------------------------
                                   2003                    2002               2003 OVER 2002
                           --------------------    --------------------    --------------------
                                         % OF                    % OF                      %
                            AMOUNT     REVENUES     AMOUNT     REVENUES     CHANGE      CHANGE
                           --------    --------    --------    --------    --------    --------
General and
  administrative           $  4,465       17%      $  4,141       18%      $    324        8%
Marketing                       174        1%           596        3%          (422)     (71)%
                           --------    --------    --------    --------    --------

                           $  4,639       18%      $  4,737       21%      $    (98)      (2)%
                           ========    ========    ========    ========    ========

General and administrative expenses consist primarily of salaries and benefits, call center costs, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $0.3 million, or 8%, resulted primarily from increases in call center costs of $0.3 million.

Marketing expenses decreased $0.4 million, or 71%, due to reduced promotional activity related to our service offerings including advertising, telemarketing and direct sales. However, we expect marketing expenses to increase in subsequent quarters over the first quarter of 2003.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $3.6 million, or 78%, from $4.6 million for the three months ended March 31, 2002 to $8.2 million for the three months ended March 31, 2003. The increase was due primarily to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

Special Charges. Special charges of $0.2 million for the three months ended March 31, 2003 represents severance and related costs of our on-going initiative to reduce our workforce. We expect to continue to record additional special charges in 2003 related to the reorganization of our operations.

Interest Expense, net. Interest expense increased $0.2 million, or 11%, to $2.6 million for the three months ended March 31, 2003 from $2.4 million for the three months ended March 31, 2002. This increase is a result of the accretion of our senior discount notes.

Net Income. Net income decreased by $2.7 million, to $0.1 million for the three months ended March 31, 2003 from $2.8 million for the three months ended March 31, 2002 as a result of the combination of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

INTRODUCTION

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt. The first part of this section, entitled "Overview" summarizes our outstanding debt and provides an overview of these topics. The second part of this section, entitled "Historical Operating, Financing and Investing Activities" provides information regarding the cash provided from or used in our operating, financing and investing activities during the three months ended March 31, 2003 and 2002. The third part of this section, entitled "Capital Expenditures" provides more detailed information regarding our historical capital expenditures and our planned capital expenditures going forward.

OVERVIEW

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities through cash flows from operating activities. We have funded capital requirements through cash flows from operating activities and capital contributions from our parent companies. The mix of funding sources changes from period to period, but for the three months ended March 31, 2003, 100% of our funding requirements were from cash flows from operating activities. Accordingly, during 2003, we expect to fund our liquidity and capital requirements principally through cash flows from operating activities.

The principal amount of our senior notes was $116 million as of March 31, 2003. The notes do not accrue cash interest until April 15, 2003. From and after April 15, 2003, the notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, with interest payments commencing October 15, 2003. We have fully and unconditionally guaranteed the notes.

The fair market value of the notes was $101 million and $93 million as of March 31, 2003 and December 31, 2002, respectively. The fair value of the notes are based on quoted market prices.

See the Section entitled "Liquidity and Capital Resources" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report on Form 10-K for a description of our senior notes indenture, including certain terms, restrictions and covenants.

We expect to remain in compliance with the covenants under our indenture, and that cash flows from operating activities will be sufficient to satisfy our liquidity needs until maturity of the public notes. We expect that we will be reliant on loans and capital contributions from our parent companies to repay the principal amount of our public notes at maturity.

However, there can be no assurance that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. In addition, a default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates' debt obligations, which could adversely affect our parent companies' ability to provide us with funding.

It is unclear whether we will have access to sufficient capital to satisfy our continuing cash interest payment obligations through maturity, or the repayment of our public notes when they mature in 2008. Cash flows from operating activities may not be sufficient, on their own, to permit us to satisfy these obligations.

Traditionally, we have relied on our affiliates' ability to access the public debt and equity markets as a source of capital. Moody's Investor Services downgraded Charter's outstanding debt in October, 2002 and again in January, 2003 and our outstanding debt in January, 2003. Moody's also reduced its liquidity rating of Charter to its lowest level. In January, 2003, Standard & Poor's downgraded Charter's outstanding debt. We believe that as a result of our parent companies' significant levels of debt, current market conditions and these downgrades, our parent companies have limited access to the debt market at this time, and we accordingly expect to fund our cash needs during 2003 from cash flows from operating activities.

Increased funding requirements from customer demand for digital video, data or telephony services, or the need to offer certain services in certain of our markets in order to compete effectively could make us reliant on our parent companies' ability to make loans and capital contributions to us. Consequently, our financial condition and results of operations could suffer materially.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through traditional debt financings by us, we would consider:

     - further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

     -    selling assets; or

     - seeking funding from our parent companies through the issuance of debt or equity by our parent companies, including Charter, Charter Holdings, or Charter Operating the proceeds of which could be contributed to us.

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

As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and exploring sales of assets.

HISTORICAL OPERATING, FINANCING AND INVESTING ACTIVITIES

We did not hold any cash and cash equivalents as of March 31, 2003 and December 31, 2002.

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2003 and 2002 was $4 million and $9 million, respectively. Operating activities provided $5 million less cash during the three months ended March 31, 2003 compared to the corresponding period in 2002 primarily due to the $5 million reduction in the payable to related party during the three months ended March 31, 2003 compared to the corresponding period in 2002.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2003 and 2002 was $4 million and $9 million, respectively. Investing activities used $5 million less cash during the three months ended March 31, 2003 compared to the corresponding period in 2002 primarily as a result of reductions in capital expenditures.

CAPITAL EXPENDITURES

We have substantial ongoing capital expenditure requirements. We made purchases of property, plant and equipment of $2 million and $8 million for the three months ended March 31, 2003 and 2002, respectively. The majority of the capital expenditures relates to our customer premise equipment and rebuild and upgrade program. Upgrading our cable systems has enabled us to offer digital television, cable modem high-speed Internet access, video-on-demand, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures in 2003 were funded from cash flows from operating activities. In addition, during the three months ended March 31, 2003 and 2002, our liabilities related to capital expenditures decreased $3 million and $2 million, respectively.

During 2003, we expect to spend approximately $10 million to $20 million in the aggregate on capital expenditures. We expect our capital expenditures in 2003 will be lower than 2002 levels because our rebuild and upgrade plans are largely completed.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report and in other documents that we file with the SEC, that could materially impact our business, results of operations and financial condition.

Liquidity. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities and capital contributions from Charter, Charter Holdings and Charter Operating. We believe, however, that at this time Charter, Charter Operating and Charter Holdings have limited access to the debt and equity markets in light of general economic conditions, their substantial leverage, the business condition of the cable, telecommunications and technology industry, the current credit rating of Charter and Charter Holdings and recent downgrades of Charter's and Charter Holdings' outstanding debt and liquidity ratings, and pending litigation and investigations.

In addition, as the principal amounts owing under our various debt obligations become due, sustaining our liquidity will become more difficult over time. It is unclear whether we will have access to sufficient capital to satisfy our principal repayment obligations, which are scheduled to come due in 2008. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

If our business does not generate sufficient cash flows from operating activities, and sufficient future distributions are not available to us from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and exploring sales of assets.

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

Restrictive Covenants. The indenture governing our publicly held notes contains a number of significant covenants that could adversely impact our business. In particular, our indenture restricts our and our subsidiaries' ability to:

     -    incur additional debt;

     -    pay dividends on equity or repurchase equity;

     -    grant liens;

     -    make investments;

     - sell all or substantially all of our assets or merge with or into other companies;

     -    sell assets;

     -    enter into sale-leasebacks;

     - in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee the bond issuers' debt, or issue specified equity interests; and

     -    engage in certain transactions with affiliates.

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

Because of its corporate structure, Charter has less access to capital than its operating subsidiaries and therefore Charter's ability to repay its senior notes is subject to additional uncertainties. Charter will not be able to make interest payments beginning in April, 2004, or principal payments at maturity in 2005 and 2006, with respect to its convertible senior notes unless it can obtain additional financing or it receives distributions or other payments from its subsidiaries. The indentures governing the Charter Holdings notes permit
Charter Holdings to make distributions to Charter Holdco only if, at the time of distribution, Charter Holdings can meet a leverage ratio of 8.75 to 1.0, there is no default under the indentures and other specified tests are met. Charter Holdings did not meet that leverage ratio for the quarter ended March 31, 2003. Because Charter is our manager, any financial or liquidity problems of Charter would be likely to cause serious disruption to our business and to have a material adverse affect on our operations and results. In addition, our parent companies' ability to make loans or capital contributions to us would likely be adversely affected. Any such event would likely adversely impact our own credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. In addition, because Charter Holdings and Charter Holdco are our direct and indirect owners, their financial or liquidity problems could have similar impacts on us.

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

In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal manufacturers for advertising. Charter has been advised by the U.S. Attorney's Office that no member of the board of directors of Charter, including its Chief Executive Officer, is a target of the investigation. Charter has advised us that it is fully cooperating with the investigation. In November 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to the determination of the number of its customers, and various of Charter's other accounting policies and practices, including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is actively cooperating with the SEC staff.

Due to the inherent uncertainties of litigation and investigations, Charter cannot predict the ultimate outcome of these proceedings. In addition, the recent restatement of its financial statements may lead to additional allegations in the pending securities class and derivative actions against Charter, or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and Charter's actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management's attention, all of which could affect adversely the market price of our publicly-traded notes, as well as our ability to meet future operating and financial estimates and to execute our business and financial strategies. To the extent that the foregoing matters are not covered by insurance, our limited liability company agreement and those of our limited liability company subsidiaries, and the bylaws of our corporate subsidiaries may require each entity to indemnify Charter and the above directors and current and former officers in connection with such matters.

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

Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from broadcast companies distributing television broadcast signals without assessing a subscription fee and from other communications and entertainment media, including conventional radio broadcasting services, newspapers, movie theaters, the Internet, live sports events and home video products. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of "dial-up" and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on our business.

Integration of Operations. In the past, Charter (our manager) experienced rapid growth from acquisitions of a number of smaller cable operators and the rapid rebuild and rollout of advanced services. This activity has placed and is expected to continue to place a significant strain on Charter's management, operations and other resources. Our future success will depend in part on Charter's ability to successfully integrate the operations acquired, including our operations. The failure to implement management, operating or financial systems necessary to successfully integrate acquired operations, including headend and call center consolidation and standardization of operating procedures, could have a material adverse effect on our business, results of operations and financial condition. In addition, Charter's ability to properly manage our operations will be impacted by our ability to attract, retain and incentivize experienced, qualified, professional management.

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent other services that take advantage of cable's broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

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

Public Notes Price Volatility. The market price of our publicly-traded notes has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of Charter's (or our) debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our public notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company's securities, and recently such purported class action lawsuits were filed against Charter.

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

Long-Term Indebtedness - Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes following a change of control. A change of control under our public notes would require us to make an offer to repurchase our outstanding public notes. A failure by us to make or complete a change of control offer would place us in default of these agreements.

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

There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Multiple federal courts have now struck down open-access requirements imposed by several different franchising authorities as unlawful. In March 2002, the Federal Communications Commission officially classified cable's provision of high-speed Internet service in a manner that makes open access requirements unlikely. At the same time, the Federal Communications Commission initiated a rulemaking proceeding that leaves open the possibility that the Commission may assert regulatory control in the future. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

The Federal Communications Commission's March 2002 ruling also held that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is scheduled to be argued in May 2003. As a result of this ruling, we have stopped collecting franchise fees for cable modem service.

CONTINGENCIES

SECURITIES CLASS ACTIONS AND DERIVATIVE SUITS AGAINST CHARTER. Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter, the Company's manager and indirect parent, and certain of its and our former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of the securities of Charter during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. Charter has received a consolidated complaint from the lead plaintiff, which includes as defendants several former and present officers of Charter, as well as its and our former outside auditors and a vendor/supplier of digital set-top terminals. The court has not yet permitted the filing of this consolidated complaint. No response from Charter will be due until after the consolidated complaint has been filed.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter and its current directors, as well as its and our former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

All of the lawsuits discussed above are each in preliminary stages, and no dispositive motions or other responses to any of the complaints have been filed. Charter has advised the Company that it intends to vigorously defend the lawsuits.

GOVERNMENT INVESTIGATIONS. In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal suppliers for advertising. Charter has been advised by the U.S. Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to its determination of the number of customers (including the adequacy of our disconnect policies, the application of those policies and their effect on the customer totals reported by us during 2001 and prior periods), and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is actively cooperating with the SEC Staff.

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

INDEMNIFICATION. Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter's current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as our officers and directors. The limited liability company agreements of the Company and its limited liability company subsidiaries may require each such entity to indemnify Charter and the individual named defendants in connection with the matters set forth above.

INSURANCE. Charter has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable and subject to the terms, conditions and limitations of the respective policies.

OTHER. In addition to the matters set forth above, we are also party to other lawsuits and claims that arose in the ordinary course of conducting our business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Within 90 days prior to the filing date of this report, management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that its controls do provide such reasonable assurances.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

In addition to those matters disclosed under the heading "Contingencies" of
Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", we are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

  Exhibit
   Number   Description of Document
   ------   -----------------------

     3.1 Certificate of Incorporation of Renaissance Media Capital Corporation and all amendments thereto. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively), filed on
            June 12, 1998.))

     3.2 By-laws of Renaissance Media Capital Corporation. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively), filed on
            June 12, 1998.))

     3.3 Certificate of Formation of Renaissance Media (Louisiana) LLC. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03,
            respectively), filed on June 12, 1998.))

     3.4 Certificate of Formation of Renaissance Media, LLC. (Incorporated by reference to the corresponding exhibit of the Annual Report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) and Renaissance Media Capital Corporation, filed March 30, 2000 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively)).

     3.5 Certificate of Formation of Renaissance Media (Tennessee) LLC. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03,
            respectively), filed on June 12, 1998.))

     3.7 Certificate of Formation of Renaissance Media Group LLC. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03,
            respectively), filed on June 12, 1998.))

     3.9 Amended and Restated Limited Liability Agreement of Renaissance Media Group LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and
            333-56679-03, respectively)).

     3.10 Amended and Restated Limited Liability Agreement of Renaissance Media (Louisiana) LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02,
            333-56679-01 and 333-56679-03, respectively)).

     3.11 Amended and Restated Limited Liability Agreement of Renaissance Media (Tennessee) LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02,
            333-56679-01 and 333-56679-03, respectively)).

     3.12 Amended and Restated Limited Liability Agreement of Renaissance Media LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and
            333-56679-03, respectively)).

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith

(a) REPORTS ON FORM 8-K

     None.

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

                           RENAISSANCE MEDIA GROUP LLC
                           RENAISSANCE MEDIA (LOUISIANA) LLC
                           RENAISSANCE MEDIA (TENNESSEE) LLC


Dated: May 15, 2003        By: CHARTER COMMUNICATIONS, INC.,
                               -----------------------------
                               Registrants' Manager


                           By: /s/ Steven A. Schumm
                               --------------------
                               Name:  Steven A. Schumm
                               Title: Executive Vice President and Chief
                               Administrative Officer and interim Chief
                               Financial Officer (Principal Financial Officer) of Charter Communications, Inc. (Manager); Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC; and Renaissance Media (Tennessee) LLC


                           By: /s/ Paul E. Martin
                               ------------------
                               Name: Paul E. Martin
                               Title: Senior Vice President and Corporate
                               Controller (Principal Accounting Officer) of
                               Charter Communications, Inc. (Manager);
                               Renaissance Media Group LLC; Renaissance Media (Louisiana) LLC; and Renaissance Media (Tennessee) LLC


Dated: May 15, 2003        RENAISSANCE MEDIA CAPITAL CORPORATION


                           By: /s/ Steven A. Schumm
                               --------------------
                               Name: Steven A. Schumm
                               Title: Executive Vice President and Chief
                               Administrative Officer and interim Chief
                               Financial Officer (Principal Financial Officer)


                           By: /s/ Paul E. Martin
                               ------------------
                               Name: Paul E. Martin
                               Title: Senior Vice President and Corporate
                               Controller (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Carl E. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


/s/ Carl E. Vogel
-----------------
Carl E. Vogel
Chief Executive Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


/s/ Steven A. Schumm
--------------------
Steven A. Schumm
Chief Administrative Officer and
Interim Chief Financial Officer

                                 EXHIBIT INDEX

  Exhibit
   Number   Description of Document
   ------   -----------------------

     3.1 Certificate of Incorporation of Renaissance Media Capital Corporation and all amendments thereto. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively), filed on
            June 12, 1998.))

     3.2 By-laws of Renaissance Media Capital Corporation. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively), filed on
            June 12, 1998.))

     3.3 Certificate of Formation of Renaissance Media (Louisiana) LLC. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03,
            respectively), filed on June 12, 1998.))

     3.4 Certificate of Formation of Renaissance Media, LLC. (Incorporated by reference to the corresponding exhibit of the Annual Report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) and Renaissance Media Capital Corporation, filed March 30, 2000 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively)).

     3.5 Certificate of Formation of Renaissance Media (Tennessee) LLC. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03,
            respectively), filed on June 12, 1998.))

     3.7 Certificate of Formation of Renaissance Media Group LLC. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03,
            respectively), filed on June 12, 1998.))

     3.9 Amended and Restated Limited Liability Agreement of Renaissance Media Group LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and
            333-56679-03, respectively)).

     3.10 Amended and Restated Limited Liability Agreement of Renaissance Media (Louisiana) LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02,
            333-56679-01 and 333-56679-03, respectively)).

     3.11 Amended and Restated Limited Liability Agreement of Renaissance Media (Tennessee) LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02,
            333-56679-01 and 333-56679-03, respectively)).

     3.12 Amended and Restated Limited Liability Agreement of Renaissance Media LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and

            333-56679-03, respectively)).
     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *
     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith