Form 10-Q
period 2003-06-30
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 2003-08-12
CIK 1062363, 1062365, 1062367, 1062368

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ------------------------------

                                    FORM 10-Q

                         ------------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

                          RENAISSANCE MEDIA GROUP LLC*
                       RENAISSANCE MEDIA (LOUISIANA) LLC*
                       RENAISSANCE MEDIA (TENNESSEE) LLC*
                     RENAISSANCE MEDIA CAPITAL CORPORATION*
           -----------------------------------------------------------
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

================================================================================

                           RENAISSANCE MEDIA GROUP LLC
                        RENAISSANCE MEDIA (LOUISIANA) LLC
                        RENAISSANCE MEDIA (TENNESSEE) LLC
                      RENAISSANCE MEDIA CAPITAL CORPORATION

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    -----
Part I.     Financial Information

            Item 1. Financial Statements - Renaissance Media Group LLC and Subsidiaries               4
            Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                            13

            Item 3. Quantitative and Qualitative Disclosures About Market Risk                       25
            Item 4. Controls and Procedures                                                          25

Part II.    Other Information

            Item 1. Legal Proceedings                                                                27
            Item 6. Exhibits and Reports on Form 8-K                                                 27

Signatures                                                                                           29
Exhibit Index                                                                                        30

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented pursuant to Rule 3-10(b) of Regulation S-X.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the "SEC", and include, but are not limited to:

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

         - availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

         - any adverse consequences arising out of our prior restatement of the financial statements described herein;

         - the results of the pending grand jury investigation by the United States Attorney's Office for the Eastern District of Missouri, the pending SEC Division of Enforcement investigation and the putative class action and derivative shareholders litigation against Charter Communications, Inc., our indirect parent;

         - our ability to obtain programming at reasonable prices or pass cost increases on to our customers;

         -    general business conditions, economic uncertainty or slowdown; and

         - the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We undertake no duty or obligation to update any of the forward-looking statements after the date of this Quarterly Report.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             JUNE 30,       DECEMBER 31,
                                                                               2003            2002
                                                                             --------       ------------
                                                                            (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
   Accounts receivable, less allowance for doubtful accounts of $173
     and $278, respectively                                                  $  1,889       $  2,421
   Prepaid expenses and other current assets                                      107            131
                                                                             --------       --------
           Total current assets                                                 1,996          2,552
                                                                             --------       --------
INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated depreciation of
     $72,418 and $57,141, respectively                                        163,724        175,397
   Franchises, net of accumulated amortization of $74,807 and $74,797,
     respectively                                                             251,379        251,270
                                                                             --------       --------
           Total investment in cable properties, net                          415,103        426,667
                                                                             --------       --------
OTHER ASSETS                                                                        8             60
                                                                             --------       --------
           Total assets                                                      $417,107       $429,279
                                                                             ========       ========
                     LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $ 19,468       $ 19,791
   Payables to manager of cable systems - related parties                      52,504         67,255
                                                                             --------       --------
           Total current liabilities                                           71,972         87,046
LONG-TERM DEBT                                                                116,431        113,492
MEMBER'S EQUITY                                                               228,704        228,741
                                                                             --------       --------
           Total liabilities and member's equity                             $417,107       $429,279
                                                                             ========       ========

          See accompanying notes to consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                    ----------------------      ----------------------
                                                      2003          2002          2003          2002
                                                    --------      --------      --------      --------
                                                                 (RESTATED)                  (RESTATED)
REVENUES                                            $ 26,548      $ 24,866      $ 52,832      $ 48,457
                                                    --------      --------      --------      --------
COSTS AND EXPENSES:
   Operating (excluding depreciation and
     amortization and other items listed below)       11,027         9,666        21,602        18,730
   Selling, general and administrative                 4,534         4,407         9,372         9,144
   Depreciation and amortization                       8,376         4,808        16,573         9,394
                                                    --------      --------      --------      --------
                                                      23,937        18,881        47,547        37,268
                                                    --------      --------      --------      --------
           Income from operations                      2,611         5,985         5,285        11,189
                                                    --------      --------      --------      --------
OTHER EXPENSE:
   Interest expense                                   (2,702)       (2,442)       (5,322)       (4,808)
   Other, net                                             --           (32)           --           (77)
                                                    --------      --------      --------      --------
                                                      (2,702)       (2,474)       (5,322)       (4,885)
                                                    --------      --------      --------      --------
           Net income (loss)                        $    (91)     $  3,511      $    (37)     $  6,304
                                                    ========      ========      ========      ========

          See accompanying notes to consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                               ----------------------
                                                                                                  2003           2002
                                                                                               --------      --------
                                                                                                            (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                           $    (37)     $  6,304
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation and amortization                                                               16,573         9,394
     Noncash interest expense                                                                     2,939         4,808
   Changes in operating assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                                            532           390
     Prepaid expenses and other assets                                                               19            32
     Accounts payable and accrued expenses                                                        2,020         1,520
     Payables to related party                                                                  (15,515)       (3,171)
                                                                                               --------      --------
           Net cash flows from operating activities                                               6,531        19,277
                                                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                    (3,961)      (16,982)
   Change in accounts payable and accrued expenses related to capital expenditures               (2,451)       (2,295)
   Other, net                                                                                      (119)           --
                                                                                               --------      --------
           Net cash flows from investing activities                                              (6,531)      (19,277)
                                                                                               --------      --------
NET CHANGE IN CASH                                                                                   --            --
CASH, beginning of period                                                                            --            --
                                                                                               --------      --------
CASH, end of period                                                                            $     --      $     --
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

The Company is an indirect wholly-owned subsidiary of Charter Communications Operating, LLC ("Charter Operating") from which the Company receives funding as needed. As of June 30, 2003, the Company owns and operates cable systems serving approximately 146,400 customers. The Company owns and operates cable systems that provide a full range of video, data, telephony and other advanced broadband services. The Company also provides commercial high-speed data, video, telephony and Internet services and sells advertising and production services. The Company operates primarily in the states of Tennessee and Louisiana.

2.       RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. The accompanying consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

3.       LIQUIDITY AND CAPITAL RESOURCES

The Company has historically required significant cash to fund capital expenditures, debt service costs and ongoing operations. The Company's long-term financing structure as of June 30, 2003 includes $116 million of high-yield debt. None of this financing matures during 2003. The Company's net cash flows from operating activities were $7 million and $19 million for the six months ended June 30, 2003 and 2002, respectively. The Company's ongoing operations will depend on its ability to generate cash or to receive contributions from its parent companies and to secure financing in the future. The Company has historically funded liquidity and capital requirements through cash flows from operating activities and capital contributions from Charter Communications, Inc. ("Charter"), Charter Communications Holdings, LLC ("Charter Holdings") and Charter Operating. The Company expects to remain in compliance with the covenants under its indenture, and that cash flow from operating activities will be sufficient to satisfy its liquidity needs until maturity of the public notes. The Company expects that it will be reliant on capital contributions from its parent companies to repay the principal amount of its public notes at maturity.

However, there can be no assurance that the Company's parent companies will have sufficient liquidity to satisfy this payment when due. In addition, a default under the covenants governing any of the Company's bond indentures could result in the acceleration of the Company's payment obligations under its debt and, under certain circumstances, in cross-

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

defaults under its affiliates' debt obligations, which could adversely affect its parent companies' ability to provide the Company with funding.

If the Company's business does not generate sufficient cash flows from operating activities, and sufficient future contributions are not available to the Company from other sources of financing, it may not be able to repay its debt, grow its business, respond to competitive challenges, or to fund its other liquidity and capital needs. As a means of enhancing the Company's liquidity, the Company is currently attempting to cut costs, reduce capital expenditures and exploring sales of assets.

4.       RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

As discussed in the Company's 2002 Form 10-K, the Company identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; and (vi) other adjustments. These adjustments have been reflected in the accompanying consolidated financial statements and reduced revenues for the three and six months ended June 30, 2002 by $491 and $590, respectively. The Company's consolidated net income increased by $5 million and $10 million for the three and six months ended June 30, 2002, respectively. In addition, as a result of certain of these adjustments, the Company's statement of cash flows for the six months ended June 30, 2002 has been restated. Cash flows from operating activities for the six months ended June 30, 2002 increased by $2 million. The more significant categories of adjustments relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in accounts payable and accrued expenses in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $443 and $483 for the three and six months ended June 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $298 and $605 for the three and six months ended June 30, 2002, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $48 and $107 for the three and six months ended June 30, 2002, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of the Company's rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $88 and $166 for the three and six months ended June 30, 2002, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $252 and $464 for the three and six months ended June 30, 2002, respectively. The Company discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a three-year program to replace and upgrade a substantial portion of its network, which included a substantial portion of the Company's network. In connection with this plan, the Company assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. The Company also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

and increased franchise assets by $8 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $9 million and $11 million for the three and six months ended June 30, 2002, respectively.

Other Adjustments. In addition to the items described above, other adjustments of expenses include certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net income is an increase of $414 and $170 for the three and six months ended June 30, 2002, respectively.

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three-month and six-month period ended June 30, 2002.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                   JUNE 30, 2002                JUNE 30, 2002
                         --------------------------------  ----------------------
                         AS PREVIOUSLY                     AS PREVIOUSLY
                           REPORTED           RESTATED       REPORTED       RESTATED
                           --------           --------       --------       --------
Revenue                    $ 25,357           $ 24,866       $ 49,047       $ 48,457
Income from operations        1,464              5,985            913         11,189
Net income (loss)            (1,004)             3,511         (3,966)         6,304

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       SIX MONTHS ENDED
                                                         JUNE 30, 2002
                                                 ----------------------------
                                                     AS
                                                 PREVIOUSLY
                                                  REPORTED           RESTATED
                                                  --------           --------
Net cash flows from operating activities            $ 17,026         $ 19,277
Net cash flows from investing activities             (17,026)         (19,277)

5.       FRANCHISES

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser perform valuations of its franchises as of January 1, 2002. Based on the guidance prescribed in Emerging Issues Task Force (EITF) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clusters of the Company's cable systems, which management believes represents the highest and best use of those assets. Fair value was determined based on estimated discounted future cash flows using reasonable and appropriate assumptions that are consistent with internal forecasts. The appraiser assessed that the fair value of each of the Company's asset groups exceeded their carrying amount. As a result, no impairment charge was recorded upon adoption.

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

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

Franchise amortization expense for the three and six months ended June 30, 2003 was $6 and $10, respectively, and $0 for the three and six months ended June 30, 2002, which represents the amortization relating to franchise renewals. Franchise renewals are amortized on a straight-line basis over 10 years. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $20.

6.       LONG-TERM DEBT

Long-term debt consists of the following as of the dates presented:

                                        JUNE 30,    DECEMBER 31,
                                          2003          2002
                                       ---------    ------------
10% senior discount notes              $ 114,413     $ 114,413
Unamortized net premium (discount)         2,018          (921)
                                       ---------     ---------
                                       $ 116,431     $ 113,492
                                       =========     =========

In 1998, Renaissance Louisiana, Renaissance Tennessee and Capital Corporation issued $163 million principal amount at maturity of 10.000% senior discount notes due April 15, 2008 (the "Notes") for proceeds of $100 million. Approximately $49 million of such notes were repurchased in May 1999. The Notes began accruing cash interest on April 15, 2003. From and after April 15, 2003, the Notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Company has fully and unconditionally guaranteed the notes.

The fair market value of the Notes was $110 million and $93 million as of June 30, 2003 and December 31, 2002, respectively. The fair value of the Notes is based on quoted market prices.

7.       COMPREHENSIVE LOSS

Comprehensive loss is equal to net loss for the three and six months ended June 30, 2003 and 2002.

8.       INCOME TAXES

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

9.       CONTINGENCIES

Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter, the Company's manager and indirect parent, and certain of Charter's former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. StoneRidge subsequently filed a

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

Consolidated Complaint. The Court subsequently consolidated the Federal Class Actions for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the consolidated class action. On August 5, 2003, lead plaintiff was granted leave to file an amended complaint in the Consolidated Federal Class Action.

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

The lawsuits were brought on behalf of Charter's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.The lawsuits discussed above are each in preliminary stages and no dispositive motions or other responses to any of the complaints have been filed. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter has advised the Company that it intends to vigorously defend the lawsuits.

In August 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised the Company that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to its determination of the number of customers, and various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised the Company that it is fully cooperating with the SEC Staff.

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

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Charter has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies.

10.      RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 will be adopted by the Company for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company's financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will be adopted by the Company for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company's financial condition or results of operations.

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

All comparisons and references in this Form 10-Q to results for the six months ended June 30, 2002 are to the restated results. See "Restatement of Consolidated Financial Results" below and Note 4 to our consolidated financial statements contained in "Item 1. Financial Statements" for a more detailed discussion of the restatement.

"We," "us" and "our" refer to Renaissance Media Group LLC and its wholly-owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation.

INTRODUCTION

We have a history of net losses. Historically our net losses were principally attributable to the substantial interest costs we incurred because of our high level of debt, the significant depreciation expenses that we incurred resulting from the extensive capital investments we had made in our cable properties and the amortization of our franchise intangibles. We expect interest cost and depreciation expenses will remain substantial. However, with the adoption of Statement of Financial Accounting Standards No. 142, we no longer are required to amortize indefinite-lived assets (franchises) but rather test for impairment on an annual basis.

The first cash interest payment on our public notes will be due in October 2003. Thereafter, we will be required to pay interest in cash each April and October. In addition, our outstanding public notes will mature in 2008. We expect that we will be reliant on loans and capital contributions from our parent companies to repay our public notes at maturity. However, there can be no assurances that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

As discussed in our 2002 Form 10-K, we identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs;
(iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; and
(vi) other adjustments. These adjustments have been reflected in the accompanying consolidated financial statements and reduced revenues for the three and six months ended June 30, 2002 by $491 and $590, respectively. Our consolidated net income increased by $5 million and $10 million for the three and six months ended June 30, 2002, respectively. In addition, as a result of certain of these adjustments, our statement of cash flows for the six months ended June 30, 2002 has been restated. Cash flows from operating activities for the six months ended June 30, 2002 increased by $2 million. The more significant categories of adjustments relate to the following as outlined below (dollars in thousands, except where indicated).

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in accounts payable and accrued expenses in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $443 and $483 for the three and six months ended June 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $298 and $605 for the three and six months ended June 30, 2002, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $48 and $107 for the three and six months ended June 30, 2002, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $88 and $166 for the three and six months ended June 30, 2002, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $252 and $464 for the three and six months ended June 30, 2002, respectively. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a three-year program to replace and upgrade a substantial portion of its network, which included a portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise assets by $8 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $9 million and $11 million for the three and six months ended June 30, 2002, respectively.

Other Adjustments. In addition to the items described above, other adjustments of expenses include certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net income is an increase of $414 and $170 for the three and six months ended June 30, 2002, respectively.

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three-month and six-month period ended June 30, 2002 (dollars in thousands).

                      CONSOLIDATED STATEMENT OF OPERATIONS

                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                JUNE 30, 2002             JUNE 30, 2002
                         ------------------------  -------------------------
                         AS PREVIOUSLY             AS PREVIOUSLY
                           REPORTED      RESTATED     REPORTED      RESTATED
                         -------------   --------  -------------    --------
Revenue                    $ 25,357      $ 24,866     $ 49,047      $ 48,457
Income from operations        1,464         5,985          913        11,189
Net income (loss)            (1,004)        3,511       (3,966)        6,304

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                              SIX MONTHS ENDED
                                                JUNE 30, 2002
                                          -------------------------
                                          AS PREVIOUSLY
                                            REPORTED       RESTATED
                                          -----------      --------
Net cash flows from operating activities     $ 17,026      $ 19,277
Net cash flows from investing activities      (17,026)      (19,277)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We disclosed our critical accounting policies and the means by which we develop estimates therefor in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):

                                                                            SIX MONTHS ENDED JUNE 30,
                                                              -----------------------------------------------------
                                                                       2003                          2002
                                                              -----------------------       -----------------------
                                                                                                   (RESTATED)
Revenues                                                      $ 52,832            100%      $ 48,457            100%
                                                              --------       --------       --------       --------
Costs and expenses:
   Operating (excluding depreciation and amortization and
     other items listed below)                                  21,602             41%        18,730             39%
   Selling, general and administrative                           9,372             18%         9,144             19%
   Depreciation and amortization                                16,573             31%         9,394             19%
                                                              --------       --------       --------       --------
                                                                47,547             90%        37,268             77%
                                                              --------       --------       --------       --------
           Income from operations                                5,285             10%        11,189             23%
                                                              --------                      --------
Other expense:
   Interest expense                                             (5,322)                       (4,808)
   Other expenses                                                   --                           (77)
                                                              --------                      --------
                                                                (5,322)                       (4,885)
                                                              --------                      --------
           Net income (loss)                                  $    (37)                     $  6,304
                                                              ========                      ========

REVENUES. Revenues increased $4.4 million, or 9%, to $52.8 million for the six months ended June 30, 2003 from $48.4 million for the six months ended June 30, 2002. Revenues by service offering are as follows (dollars in thousands):

                                              SIX MONTHS ENDED JUNE 30,
                      -------------------------------------------------------------------------
                              2003                      2002                 2003 OVER 2002
                      ----------------------    ---------------------     ---------------------
                                     % OF                     % OF                       %
                      AMOUNT        REVENUES     AMOUNT     REVENUES     CHANGE        CHANGE
                      -------       --------     ------     --------     ------        -------
Analog video          $32,866         62%       $31,764         66%      $ 1,102          3%
Digital video           8,854         17%         8,037         16%          817         10%
High-speed data         4,517          9%         2,260          5%        2,257        100%
Advertising sales       2,406          4%         2,425          5%          (19)        (1)%
Other                   4,189          8%         3,971          8%          218          5%
                      -------        ---        -------        ---       -------
                      $52,832        100%       $48,457        100%      $ 4,375          9%
                      =======        ===        =======        ===       =======

Analog video revenues consist primarily of revenues from basic services. Analog video revenues increased by $1.1 million, or 3%, to $32.9 million for the six months ended June 30, 2003 as compared to $31.8 million for the six months ended June 30, 2002. The increase was primarily due to general price increases, offset somewhat by the decline in analog video customers. Our goal is to sustain revenues by reversing our analog customer losses, implementing limited price increases on certain services and packages and increasing sales of high-speed data services and digital video services. We have experienced an increase in analog video customers in the second quarter over first quarter of 2003, but as compared to June 30, 2002, we have less analog video customers. We do not expect further analog rate increases to any significant extent for the remainder of the year; however, it is unclear whether or not we can continue to reverse the trend of analog customer loss.

All of our digital video customers also receive basic analog video service, and digital video revenues consist of the portion of revenues from digital video customers in excess of the amount paid by these customers for analog video service. Additionally, included within digital video revenues are revenues from premium services and pay-per-view services. Digital video revenues increased by $0.8 million, or 10%, to $8.8 million for the six months ended June 30, 2003 as compared to $8.0 million for the six months ended June 30, 2002. We have experienced a decrease in digital video customers in the second quarter by 200 customers over first quarter of 2003, but as compared to June 30, 2002, we have 4,000 more digital video customers.

High-speed data revenues increased $2.2 million from $2.3 million for the six months ended June 30, 2002 to $4.5 million for the six months ended June 30, 2003. The majority of the increase was primarily due to an increase in high-speed data customers. We were able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased as a result of our system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $19, or 1%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, we received $137 and $460, respectively, in advertising revenue from programmers and digital set-top terminal suppliers.

Other revenues consist primarily of revenues from franchise fees, commercial high-speed data revenues, late payment fees, customer installations, wire maintenance fees, home shopping, equipment rental, dial-up Internet service and other miscellaneous revenues. Other revenues increased $0.2 million, or 5%, from $4.0 million for the six months ended June 30, 2002 to $4.2 million for the six months ended June 30, 2003. The increase was primarily due to an increase in commercial high-speed data revenues.

OPERATING EXPENSES. Operating expenses increased by $2.9 million, or 15%, from $18.7 million for the six months ended June 30, 2002 to $21.6 million for the six months ended June 30, 2003. Total programming costs paid to programmers were $13.7 million and $12.2 million, representing 26% and 25% of total costs and expenses for the six months ended June 30, 2003 and 2002, respectively. Key expense components as a percentage of revenues are as follows (dollars in thousands):

                                              SIX MONTHS ENDED JUNE 30,
                      ----------------------------------------------------------------------
                              2003                      2002                2003 OVER 2002
                      ----------------------     ------------------      -------------------
                                      % OF                   % OF                        %
                      AMOUNT        REVENUES     AMOUNT    REVENUES      CHANGE       CHANGE
                      -------       --------     ------    --------      -------      -------
Programming costs     $13,722         26%       $12,176       25%       $ 1,546         13%
Advertising sales       1,170          2%         1,068        2%           102         10%
Service costs           6,710         13%         5,486       12%         1,224         22%
                      -------         --        -------       --        -------
                      $21,602         41%       $18,730       39%       $ 2,872         15%
                      =======         ==        =======       ==        =======

Programming costs consist primarily of costs paid to programmers for the provision of basic, premium and digital channels and pay-per-view programs. The increase in programming costs of $1.5 million, or 13%, was primarily due to price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital customers partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payment received from programmers in support of launches of new channels against programming costs of $909 and $925 for the six months ended June 30, 2003 and 2002, respectively.

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

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits and commissions. Advertising sales expenses increased $0.1 million due to an increase in sales commissions. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $1.2 million, or 22%, resulted primarily from a reduced amount of personnel costs associated with the capitalizable activities of rebuild and installation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.2 million from $9.1 million for the six months ended June 30, 2002 to $9.4 million for the six months ended June 30, 2003. Key components of expense as a percentage of revenues are as follows (dollars in thousands):

                                                     SIX MONTHS ENDED JUNE 30,
                               -------------------------------------------------------------------
                                      2003                    2002                2003 OVER 2002
                               -------------------     -------------------     -------------------
                                            % OF                    % OF                     %
                               AMOUNT     REVENUES     AMOUNT     REVENUES     CHANGE      CHANGE
                               ------     --------     ------     --------     ------      ------
General and administrative     $8,816       17%        $7,842        16%       $  974         12%
Marketing                         556        1%         1,302         3%         (746)       (57)%
                               ------       --         ------        --        ------

                               $9,372       18%        $9,144        19%       $  228        --
                               ======       ==         ======        ==        ======

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $1.0 million, or 12%, resulted primarily from small increases in several expense categories. These increases were partially offset by a decrease in bad debt expense of $0.8 million as we continue to realize benefits from our strengthened credit policies.

Marketing expenses decreased $0.8 million, or 57%, due to reduced promotional activity related to our service offerings including advertising, telemarketing and direct sales. We expect marketing expenses to increase in subsequent quarters.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased by $7.2 million, or 76%, from $9.4 million for the six months ended June 30, 2002 to $16.6 million for the six months ended June 30, 2003. This increase was due primarily to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

INTEREST EXPENSE, NET. Interest expense increased $0.5 million, or 11%, to $5.3 million for the six months ended June 30, 2003 from $4.8 million for the six months ended June 30, 2002. This increase is a result of the accretion and cash interest associated with our senior discount notes.

NET INCOME (LOSS). Net income decreased $6.3 million to a net loss of $37 for the six months ended June 30, 2003 from net income of $6.3 million for the six months ended June 30, 2002 as a result of the combination of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

INTRODUCTION

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt. The first part of this section, entitled "Overview" summarizes our outstanding debt and provides an overview of these topics. The second part of this section, entitled "Historical Operating, Financing and Investing Activities" provides information regarding the cash provided from or used in our operating, financing and investing activities during the six months ended June 30, 2003 and 2002. The third part of this section, entitled "Capital Expenditures" provides more detailed information regarding our historical capital expenditures and our planned capital expenditures going forward.

OVERVIEW

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities through cash flows from operating activities. We have funded capital requirements through cash flows from operating activities and capital contributions from our parent companies. The mix of funding sources changes from period to period, but for the six months ended June 30, 2003, 100% of our funding requirements were from cash flows from operating activities. Accordingly, during 2003, we expect to fund our liquidity and capital requirements principally through cash flows from operating activities.

The principal amount of our senior notes was $116 million as of June 30, 2003. The notes began accruing cash interest on April 15, 2003. From and after April 15, 2003, the notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, with interest payments commencing October 15, 2003. We have fully and unconditionally guaranteed the notes.

The fair market value of the notes was $110 million and $93 million as of June 30, 2003 and December 31, 2002, respectively. The fair value of the notes are based on quoted market prices.

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

However, there can be no assurance that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. In addition, a default under the covenants governing any of our bond indentures could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates' debt obligations, which could adversely affect our parent companies' ability to provide us with funding.

It is unclear whether we will have access to sufficient capital to repay our public notes when they mature in 2008. Cash flows from operating activities may not be sufficient, on their own, to permit us to satisfy these obligations.

Traditionally, we have relied on our affiliates' ability to access the public debt and equity markets as a source of capital. Charter's outstanding debt, liquidity and corporate credit ratings have been downgraded by Moody's Investors Service Inc. and Standard and Poor's Rating Services. As a result of our parent companies' significant levels of debt, current market conditions and these downgrades, we expect to fund our cash needs during 2003 from cash flows from operating activities.

Increased funding requirements from customer demand for digital video, high-speed data or telephony services, or the need to offer certain services in certain of our markets in order to compete effectively could make us reliant on our parent companies' ability to make loans and capital contributions to us. Consequently, our financial condition and results of operations could suffer materially.

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

Although in the past, Mr. Allen and his affiliates have purchased equity from Charter and Charter Communications Holding Company, LLC (Charter Holdco) for the purpose of funding capital contributions to us, there is no obligation for Mr. Allen or his affiliates to purchase equity from or contribute or loan funds to us or to our subsidiaries in the future.

As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and exploring sales of assets.

HISTORICAL OPERATING, FINANCING AND INVESTING ACTIVITIES

We did not hold any cash and cash equivalents as of June 30, 2003 and December 31, 2002.

OPERATING ACTIVITIES. Net cash provided by operating activities for the six months ended June 30, 2003 and 2002 was $7 million and $19 million, respectively. Operating activities provided $12 million less cash during the six months ended June 30, 2003 compared to the corresponding period in 2002 primarily due to the $12 million reduction in the payable to related party during the six months ended June 30, 2003 compared to the corresponding period in 2002.

INVESTING ACTIVITIES. Net cash used in investing activities for the six months ended June 30, 2003 and 2002 was $7 million and $19 million, respectively. Investing activities used $12 million less cash during the six months ended June 30, 2003 compared to the corresponding period in 2002 primarily as a result of reductions in capital expenditures.

CAPITAL EXPENDITURES

We have substantial ongoing capital expenditure requirements. We made purchases of property, plant and equipment of $4 million and $17 million for the six months ended June 30, 2003 and 2002, respectively. The majority of the capital expenditures relates to our customer premise equipment and rebuild and upgrade program. Upgrading our cable systems has enabled us to offer digital television, high-speed data services, video-on-demand, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures in 2003 were funded from cash flows from operating activities. In addition, during the six months ended June 30, 2003 and 2002, our liabilities related to capital expenditures decreased by $2 million.

During 2003, we expect to spend approximately $10 million to $20 million in the aggregate on capital expenditures. We expect our capital expenditures in 2003 will be lower than 2002 levels because our rebuild and upgrade activities are largely completed and because of more efficient usage of existing digital set-top terminals and reduced volumes of installation-related activities.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report and in the Critical Accounting Policies and Estimates section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

LIQUIDITY. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our funding of ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities and capital contributions from Charter, Charter Holdings and Charter Operating. We believe, however, that at this time Charter, Charter Operating and Charter Holdings have limited access to the debt and equity markets in light of their significant levels of debt, current market conditions and downgrades to their debt securities.

As the principal amounts come due in 2008, it is unclear whether we will have access to sufficient capital to satisfy these principal repayment obligations. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

If our business does not generate sufficient cash flows from operating activities, and sufficient future contributions are not available to us from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and exploring sales of assets.

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

If we or our parent companies are unable to raise needed capital, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

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

PARENT LEVEL LIQUIDITY CONCERNS. Our indirect parent companies, Charter Holdings and Charter, have a substantial amount of debt. Assuming the recently announced Charter tender offers and the Charter Holdings tender offers are fully subscribed and funded, Charter will still have approximately $1.0 billion aggregate principal amount of convertible senior notes, which mature in 2005 and 2006, outstanding following these tender offers, and Charter Holdings will still have approximately $9.2 billion aggregate principal amount of senior notes and senior discount notes, some of which mature in 2007, outstanding following these tender offers. Charter's and Charter Holdings' ability to make interest payments, or principal payments at maturity starting in 2005, on their convertible senior notes, senior notes and senior discount notes is dependent on their ability to obtain additional financing and on their subsidiaries making distributions, loans, or payments to Charter Holdings and Charter Holdco, and on Charter Holdco paying or distributing such funds to Charter. Because, Charter and Charter Holdings are parent companies to us, any of their financial or liquidity problems would likely cause serious disruption to our business and have a material adverse affect on our operations and results. Any such event would likely adversely impact our credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could require a change of control repurchase offer under our outstanding notes. To partially address these liquidity concerns, Charter and Charter Holdings are commencing tender offers to purchase a portion of Charter's convertible senior notes and a portion of Charter Holdings' senior notes and senior discount notes. These tender offers are contingent on, among other things, the success of financing transactions. Even if these tender offers are completed successfully, Charter's and Charter Holdings' ability to access the debt or equity markets in future would depend on their operating performance, market conditions in light of general economic conditions, their substantial leverage, current business conditions and their credit and liquidity ratings.

SECURITIES LITIGATION AND GOVERNMENT INVESTIGATIONS. As previously reported, a number of Federal Class Actions were filed against Charter and certain of its former and present officers and directors alleging violations of securities law. The Federal Class Actions have been consolidated for pretrial purposes into a Consolidated Federal Class Action. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the United States District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its directors and officers. Finally, two derivative suits were filed in Missouri state court against Charter, its current directors and its former independent auditor; these actions were consolidated during the fourth quarter of 2002. The federal derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

In August 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how it reported customer numbers and Charter's reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

In November 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to the determination of the number of its customers, and various of its other accounting policies and practices, including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is fully cooperating with the SEC staff.

Due to the inherent uncertainties of litigation and investigations, Charter cannot predict the ultimate outcome of these proceedings. In addition, its restatement may lead to additional allegations in the pending securities class and derivative actions against Charter, or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and Charter's actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management's attention, all of which could affect adversely the market price of our publicly-traded notes, as well as our ability to meet future operating and financial estimates and to execute our business and financial strategies. To the extent that the foregoing matters are not covered by insurance, our limited liability company agreement and those of our limited liability company subsidiaries, and the bylaws of our corporate subsidiaries, may require each entity to indemnify Charter and the above directors and current and former officers in connection with such matters.

COMPETITION. The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of "dial-up" and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on our business.

Mergers, joint ventures and alliances among franchise, wireless or private cable operators, satellite television providers, local exchange carriers and others, and the repeal of certain ownership rules may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

STREAMLINING OF OPERATIONS. In the past, Charter (our manager) experienced rapid growth from acquisitions of a number of smaller cable operators and the rapid rebuild and rollout of advanced services. Our future success will depend in part on our ability to standardize and streamline our operations. The failure to implement a consistent corporate culture and management, operating or financial systems or procedures necessary to standardize and streamline our operations and effectively operate our enterprise could have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to properly manage our operations will be impacted by our ability to attract, retain and incentivize experienced, qualified, professional management.

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

PUBLIC NOTES PRICE VOLATILITY. The market price of our publicly-traded notes has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of our or our affiliates' debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

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

ECONOMIC SLOWDOWN; GLOBAL CONFLICT. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, and also could affect our ability to collect accounts receivable and maintain customers. In addition, any prolonged military conflict would materially and adversely affect our revenues from our systems providing services to military installations. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

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

The Federal Communications Commission's March 2002 ruling also held that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is scheduled to be argued in May 2003. As a result of this ruling, we have stopped collecting franchise fees for high-speed data service.

A recent court decision concerning the Digital Millenium Copyright Act ("DMCA") has enabled copyright owners to obtain expedited subpoenas compelling disclosure by Internet service providers of the names of customers that are otherwise known only by an Internet protocol, or IP, address or screen name. This has led to a marked increase in the volume of subpoeas received by us, as copyright owners seek to constrain the use of peer-to-peer networks for unauthorized copying and distribution of copyrighted works. Internet service providers also have a DMCA obligation to adopt and implement a policy of terminating the accounts of repeat copyright infringers. The increased activity and responsibilities in this area pose an additional burden on our operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We will adopt SFAS No. 149 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt SFAS No. 150 for financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our financial condition or results of operations.

CONTINGENCIES

SECURITIES CLASS ACTIONS AND DERIVATIVE SUITS AGAINST CHARTER. Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter, our manager and indirect parent, and certain of Charter's former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects. The Federal Class Actions were specifically and individually identified in prior public filings made by Charter. In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the United States District Court for the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. StoneRidge subsequently filed a Consolidated Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the "Consolidated Federal Class Action") for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. On August 5, 2003, lead plaintiff was granted leave to file an amended complaint in the Consolidated Federal Class Action.

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

All of the lawsuits discussed above are each in preliminary stages, and no dispositive motions or other responses to any of the complaints have been filed. Charter has advised us that it intends to vigorously defend the lawsuits.

GOVERNMENT INVESTIGATIONS. In August of 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how it reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is fully cooperating with the SEC Staff.

OUTCOME. Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on its results of operations and financial condition.

INDEMNIFICATION. Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter's current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as our officers and directors. The limited liability company agreements of the Company and its limited liability company subsidiaries, and the bylaws of its corporate subsidiaries, may require each such entity to indemnify Charter and the individual named defendants in connection with the matters set forth above.

INSURANCE. Charter has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit
Number                                               Description of Document
------       -----------------------------------------------------------------------------------------------------------------------
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

  3.9        Amended and Restated Limited Liability Agreement of Renaissance Media Group LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance
             Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended June 30, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and
             333-56679-03, respectively)).

  3.10       Amended and Restated Limited Liability Agreement of Renaissance Media (Louisiana) LLC, dated April 29, 1999.
             (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group
             LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for
             the quarter ended June 30, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and

             333-56679-03, respectively)).

  3.11       Amended and Restated Limited Liability Agreement of Renaissance Media (Tennessee) LLC, dated April 29, 1999.
             (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group
             LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for
             the quarter ended June 30, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and
             333-56679-03, respectively)).

  3.12       Amended and Restated Limited Liability Agreement of Renaissance Media LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance
             Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended June 30, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and
             333-56679-03, respectively)).

  31.1       Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of
             1934. *

  31.2       Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of
             1934. *

  32.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             (Chief Executive Officer). *

  32.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             (Chief Financial Officer). *

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

                                  RENAISSANCE MEDIA GROUP LLC
                                  RENAISSANCE MEDIA (LOUISIANA) LLC
                                  RENAISSANCE MEDIA (TENNESSEE) LLC

Dated: August 12, 2003            By: CHARTER COMMUNICATIONS, INC.,
                                      -----------------------------
                                      Registrants' Manager

                                  By: /s/  Steven A. Schumm
                                      -----------------------------
                                        Name: Steven A. Schumm
                                        Title: Executive Vice President and
                                        Chief Administrative Officer and interim
                                        Chief Financial Officer
                                        (Principal Financial Officer) of Charter
                                        Communications, Inc.
                                        (Manager); Renaissance Media Group LLC,
                                        Renaissance Media (Louisiana) LLC; and
                                        Renaissance Media (Tennessee) LLC

                                  By: /s/  Paul E. Martin
                                      -----------------------------
                                        Name:  Paul E. Martin
                                        Title: Senior Vice President and
                                        Corporate Controller
                                        (Principal Accounting Officer) of
                                        Charter Communications, Inc. (Manager);
                                        Renaissance Media Group LLC; Renaissance
                                        Media (Louisiana) LLC; and Renaissance
                                        Media (Tennessee) LLC

Dated: August 12, 2003            RENAISSANCE MEDIA CAPITAL CORPORATION

                                  By: /s/  Steven A. Schumm
                                      -----------------------------
                                        Name:  Steven A. Schumm
                                        Title: Executive Vice President and
                                        Chief Administrative Officer and interim
                                        Chief Financial Officer (Principal
                                        Financial Officer)

                                  By: /s/  Paul E. Martin
                                      -----------------------------
                                        Name:  Paul E. Martin
                                        Title: Senior Vice President and
                                        Corporate Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                                                Description of Document
------      ------------------------------------------------------------------------------------------------------------------------
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

  3.9       Amended and Restated Limited Liability Agreement of Renaissance Media Group LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance
            Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended
            June 30, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03,
            respectively)).

 3.10       Amended and Restated Limited Liability Agreement of Renaissance Media (Louisiana) LLC, dated April 29, 1999.
            (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group
            LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for
            the quarter ended June 30, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and
            333-56679-03, respectively)).

 3.11       Amended and Restated Limited Liability Agreement of Renaissance Media (Tennessee) LLC, dated April 29, 1999.
            (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group
            LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for
            the quarter ended June 30, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and
            333-56679-03, respectively)).

 3.12       Amended and Restated Limited Liability Agreement of Renaissance Media LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance
            Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended
            June 30, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-

            56679-03, respectively)).

 31.1        Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of
            1934. *

 31.2        Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of
            1934. *

 32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            (Chief Executive Officer). *

 32.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            (Chief Financial Officer). *

* filed herewith