Form 10-Q
period 2003-09-30
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 2003-11-12
CIK 1062363, 1062365, 1062367, 1062368

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           -------------------------

                                    FORM 10-Q

                           -------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

================================================================================

                           RENAISSANCE MEDIA GROUP LLC
                        RENAISSANCE MEDIA (LOUISIANA) LLC
                        RENAISSANCE MEDIA (TENNESSEE) LLC
                      RENAISSANCE MEDIA CAPITAL CORPORATION

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
Part I.     Financial Information

            Item 1.  Financial Statements - Renaissance Media Group LLC and Subsidiaries              4
            Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                           13

            Item 3. Quantitative and Qualitative Disclosures About Market Risk                       25
            Item 4. Controls and Procedures                                                          25

Part II.    Other Information

            Item 1. Legal Proceedings                                                                26
            Item 4. Submission of Matters to a Vote of Security Holders                              26
            Item 6. Exhibits and Reports on Form 8-K                                                 26
Signatures                                                                                           28
Exhibit Index                                                                                        29

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented pursuant to Rule 3-10(b) of Regulation S-X.

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows the Company to "incorporate by reference" information that the Company files with it, which means that the Company can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that the Company files with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, the "Company" refers to Renaissance Media Group LLC and its wholly-owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation, unless the context requires otherwise.

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

     - our ability to comply with all covenants in our indenture, any violation of which would result in a violation of the indenture and could trigger a default of other obligations of our affiliates under cross default provisions;

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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    2003                2002
                                                                                -------------       ------------
                                                                                 (UNAUDITED)
                                  ASSETS

CURRENT ASSETS:
   Accounts receivable, less allowance for doubtful accounts of $149
     and $278, respectively                                                     $       1,495       $      2,421
   Prepaid expenses and other current assets                                              229                131
                                                                                -------------       ------------

           Total current assets                                                         1,724              2,552
                                                                                -------------       ------------

INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated depreciation of
     $79,816 and $57,141, respectively                                                158,894            175,397
   Franchises, net of accumulated amortization of $74,821 and $74,797,
     respectively                                                                     252,365            251,270
                                                                                -------------       ------------

           Total investment in cable properties, net                                  411,259            426,667
                                                                                -------------       ------------

OTHER NONCURRENT ASSETS                                                                     4                 60
                                                                                -------------       ------------

           Total assets                                                         $     412,987       $    429,279
                                                                                =============       ============

                     LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                        $      22,644       $     19,791
   Payables to manager of cable systems - related parties                              45,286             67,255
                                                                                -------------       ------------

           Total current liabilities                                                   67,930             87,046

LONG-TERM DEBT                                                                        116,327            113,492

MEMBER'S EQUITY                                                                       228,730            228,741
                                                                                -------------       ------------

           Total liabilities and member's equity                                $     412,987       $    429,279
                                                                                =============       ============

   See accompanying notes to the condensed consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                        -----------------------------      ---------------------------
                                                            2003             2002             2003            2002
                                                        -----------       -----------      ----------       ----------
                                                                           (RESTATED)                       (RESTATED)
REVENUES                                                $    27,062       $    26,065      $   79,894       $   74,522
                                                        -----------       -----------      ----------       ----------
COSTS AND EXPENSES:
   Operating (excluding depreciation and
     amortization and other items listed below)              10,782            10,298          32,384           29,028
   Selling, general and administrative                        5,193             4,682          14,565           13,826
   Depreciation and amortization                              8,305             5,093          24,878           14,487
                                                        -----------       -----------      ----------       ----------

                                                             24,280            20,073          71,827           57,341
                                                        -----------       -----------      ----------       ----------

           Income from operations                             2,782             5,992           8,067           17,181
                                                        -----------       -----------      ----------       ----------

OTHER EXPENSE:
   Interest expense                                          (2,756)           (2,490)         (8,078)          (7,298)
   Other, net                                                    --              (101)             --             (178)
                                                        -----------       -----------      ----------       ----------

                                                             (2,756)           (2,591)         (8,078)          (7,476)
                                                        -----------       -----------      ----------       ----------

           Net income (loss)                            $        26       $     3,401      $      (11)      $    9,705
                                                        ===========       ===========      ==========       ==========

   See accompanying notes to the condensed consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                               --------------------------
                                                                                                  2003            2002
                                                                                               ----------     -----------
                                                                                                               (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                            $      (11)    $     9,705
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation and amortization                                                                 24,878          14,487
     Noncash interest expense                                                                       2,835           7,299
  Changes in operating assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                                              926             220
     Prepaid expenses and other assets                                                                (98)           (207)
     Accounts payable and accrued expenses                                                          4,738           1,927
     Payables to related party                                                                    (22,826)         (6,980)
                                                                                               ----------     -----------
           Net cash flows from operating activities                                                10,442          26,451
                                                                                               ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                      (6,826)        (24,219)
   Change in accounts payable and accrued expenses related to capital expenditures                 (2,498)         (2,232)
   Other, net                                                                                      (1,118)             --
                                                                                               ----------     -----------

           Net cash flows from investing activities                                               (10,442)        (26,451)
                                                                                               -----------    -----------

NET CHANGE IN CASH                                                                                     --              --

CASH, beginning of period                                                                              --              --
                                                                                               ----------     -----------

CASH, end of period                                                                            $       --     $        --
                                                                                               ==========     ===========

   See accompanying notes to the condensed consolidated financial statements.

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Renaissance Media Group LLC (the "Company") include the accounts of the Company and its wholly-owned finance subsidiaries, Renaissance Media (Louisiana) LLC ("Renaissance Louisiana"), Renaissance Media (Tennessee) LLC ("Renaissance Tennessee") and Renaissance Media Capital Corporation ("Capital Corporation"). Renaissance Media LLC ("Media") is owned 76% and 24% by Renaissance Louisiana and Renaissance Tennessee, respectively, and owns all of the operating assets of the consolidated group.

The Company is an indirect wholly-owned subsidiary of Charter Communications Operating, LLC ("Charter Operating") from which the Company receives funding as needed. As of September 30, 2003, the Company owns and operates cable systems serving approximately 146,100 customers. The Company owns and operates cable systems that provide a full range of video, data and other advanced broadband services. The Company also provides commercial high-speed data and video services and sells advertising and production services. The Company operates primarily in the states of Tennessee and Louisiana.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. LIQUIDITY AND CAPITAL RESOURCES

The Company has historically required significant cash to fund capital expenditures, debt service costs and ongoing operations. The Company's long-term financing structure as of September 30, 2003 includes $116 million of high-yield debt. None of this financing matures during 2003. The Company's net cash flows from operating activities were $10 million and $26 million for the nine months ended September 30, 2003 and 2002, respectively. The Company's ongoing operations will depend on its ability to generate cash or to receive contributions from its parent companies and to secure financing in the future. The Company has historically funded liquidity and capital requirements through cash flows from operating activities and capital contributions from Charter Communications, Inc. ("Charter"), Charter Communications Holdings, LLC ("Charter Holdings") and Charter Operating. The Company expects to remain in compliance with the covenants under its indenture, and that cash flow from operating activities will be sufficient to satisfy its liquidity needs until maturity of the public notes.

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

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

If the Company's business does not generate sufficient cash flows from operating activities, and sufficient future contributions are not available to the Company from other sources of financing, it may not be able to repay its debt, grow its business, respond to competitive challenges, or to fund its other liquidity and capital needs. As a means of enhancing the Company's liquidity, the Company is currently attempting to cut costs and reduce capital expenditures.

3. RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

As discussed in the Company's 2002 Form 10-K, the Company identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; and (vi) other adjustments. These adjustments have been reflected in the accompanying condensed consolidated financial statements and reduced revenues for the three and nine months ended September 30, 2002 by $273 and $863, respectively. The Company's consolidated net loss decreased by $5 million and $15 million to a net income position for the three and nine months ended September 30, 2002, respectively. In addition, as a result of certain of these adjustments, the Company's statement of cash flows for the nine months ended September 30, 2002 has been restated. Cash flows from operating activities for the nine months ended September 30, 2002 decreased by $31. The more significant categories of adjustments relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in accounts payable and accrued expenses in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $234 and $717 for the three and nine months ended September 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $290 and $895 for the three and nine months ended September 30, 2002, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $39 and $146 for the three and nine months ended September 30, 2002, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of the Company's rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $561 and $727 for the three and nine months ended September 30, 2002, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $150 and $614 for the three and nine months ended September 30, 2002, respectively. The Company discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a three-year program to replace and upgrade a substantial portion of its network, which included a substantial portion of the Company's network. In connection with this plan, the Company assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. The Company also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

and increased franchise assets by $8 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $5 million and $16 million for the three and nine months ended September 30, 2002, respectively.

Other Adjustments. In addition to the items described above, other adjustments of expenses include certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net income is an increase of $112 and $282 for the three and nine months ended September 30, 2002, respectively.

The following tables summarize the effects of the adjustments on the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2002.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPTEMBER 30, 2002                   SEPTEMBER 30, 2002
                                           -------------------------          --------------------------
                                           AS PREVIOUSLY                      AS PREVIOUSLY
                                             REPORTED       RESTATED             REPORTED      RESTATED
                                           -------------   ---------          --------------------------
Revenues                                     $ 26,338      $  26,065            $   75,385     $  74,522
Income from operations                            930          5,992                 1,843        17,181
Net income (loss)                              (1,656)         3,401                (5,622)        9,705

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2002
                                                 -----------------------------
                                                 AS PREVIOUSLY
                                                    REPORTED         RESTATED
                                                 --------------      ---------
Net cash flows from operating activities            $ 26,482         $  26,451
Net cash flows from investing activities             (26,482)          (26,451)

4. FRANCHISES

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

                  RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
                                   (UNAUDITED)

Franchise amortization expense for the three and nine months ended September 30, 2003 was $14 and $24, respectively, and $0 for the three and nine months ended September 30, 2002, which represents the amortization relating to franchise renewals. Franchise renewals are amortized on a straight-line basis over 10 years. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $40. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of the dates presented:

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       2003              2002
                                                   -------------     ------------
Deferred revenue                                   $      5,140      $     6,163
Accrued interest                                          5,243               --
State sales tax                                           3,903            4,266
Other accounts payable and accrued expenses               8,358            9,362
                                                   ------------      -----------

                                                   $     22,644      $    19,791
                                                   ============      ===========

6. LONG-TERM DEBT

Long-term debt consists of the following as of the dates presented:

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       2003             2002
                                                   -------------     -----------
10% senior discount notes                           $   114,413      $   114,413
Unamortized net premium (discount)                        1,914             (921)
                                                    -----------      -----------

                                                    $   116,327      $   113,492
                                                    ===========      ===========

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

The fair market value of the Notes was $117 million and $93 million as of September 30, 2003 and December 31, 2002, respectively. The fair market value of the Notes is based on quoted market prices.

7. COMPREHENSIVE LOSS

Comprehensive loss is equal to net loss for the three and nine months ended September 30, 2003 and 2002.

8. INCOME TAXES

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. A certain indirect subsidiary is a corporation that is subject to income tax, but has no operations and has not generated any taxable income since inception. Any taxable income that would be generated by the Company would be the responsibility of the Company's equity owner. As such, the Company has not provided for income taxes in the accompanying condensed consolidated financial statements.

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

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the consolidated class action. Motions to dismiss the Consolidated Amended Complaint have been filed.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

The lawsuits discussed above are each in preliminary stages. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter has advised the Company that it intends to vigorously defend the lawsuits.

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

Charter has advised us that they are unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on Charter's and the Company's results of operations and financial condition.

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

In addition to the matters set forth above, Charter and the Company are also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Charter has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to "Certain Trends and Uncertainties" of this section and "Cautionary Statement Regarding Forward-Looking Statements," which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the Annual Reports on Form 10-K of Renaissance Media Group LLC and subsidiaries and Charter Communications Holdings, LLC (Charter Holdings) for the year ended December 31, 2002.

All comparisons and references in this Form 10-Q to results for the nine months ended September 30, 2002 are to the restated results. See "Restatement of Consolidated Financial Results" below and Note 3 to our condensed consolidated financial statements contained in "Item 1. Financial Statements" for a more detailed discussion of the restatement.

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

The first cash interest payment on our public notes was due in October 2003. We are now required to pay interest in cash each April and October. In addition, our outstanding public notes will mature in 2008. We expect that we will be reliant on loans and capital contributions from our parent companies to repay our public notes at maturity. However, there can be no assurances that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

As discussed in our 2002 Form 10-K, we identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs;
(iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; and
(vi) other adjustments. These adjustments have been reflected in the accompanying condensed consolidated financial statements and reduced revenues for the three and nine months ended September 30, 2002 by $273 and $863, respectively. Our consolidated net loss decreased by $5 million and $15 million to a net income position for the three and nine months ended September 30, 2002, respectively. In addition, as a result of certain of these adjustments, our statement of cash flows for the nine months ended September 30, 2002 has been restated. Cash flows from operating activities for the nine months ended September 30, 2002 decreased by $31. The more significant categories of adjustments relate to the following as outlined below (dollars in thousands, except where indicated).

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in accounts payable and accrued expenses in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $234 and $717 for the three and nine months ended September 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $290 and $895 for the three and nine months ended September 30, 2002, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $39 and $146 for the three and nine months ended September 30, 2002, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $561 and $727 for the three and nine months ended September 30, 2002, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $150 and $614 for the three and nine months ended September 30, 2002, respectively. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter Communications Inc. (Charter) initiated a three-year program to replace and upgrade a substantial portion of its network, which included a portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise assets by $8 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $5 million and $16 million for the three and nine months ended September 30, 2002, respectively.

Other Adjustments. In addition to the items described above, other adjustments of expenses include certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net income is an increase of $112 and $282 for the three and nine months ended September 30, 2002, respectively.

The following tables summarize the effects of the adjustments on the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2002 (dollars in thousands).

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                      SEPTEMBER 30, 2002            SEPTEMBER 30, 2002
                                 --------------------------     --------------------------
                                 AS PREVIOUSLY                  AS PREVIOUSLY
                                   REPORTED       RESTATED        REPORTED       RESTATED
                                 --------------------------     -------------   ----------
Revenues                           $  26,338     $   26,065       $   75,385    $   74,522
Income from operations                   930          5,992            1,843        17,181
Net income (loss)                     (1,656)         3,401           (5,622)        9,705

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2002
                                                ---------------------------
                                                AS PREVIOUSLY
                                                   REPORTED       RESTATED
                                                ---------------   ---------
Net cash flows from operating activities           $  26,482      $  26,451
Net cash flows from investing activities             (26,482)       (26,451)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We disclosed our critical accounting policies and the means by which we develop estimates therefor in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------------------
                                                                     2003                    2002
                                                              ------------------      -------------------
                                                                                           (RESTATED)
Revenues                                                      $   79,894     100%      $   74,522     100%
                                                              ----------     ---       ----------     ---
Costs and expenses:
   Operating (excluding depreciation and amortization and
     other items listed below)                                    32,384      41%         29,028       39%
   Selling, general and administrative                            14,565      18%         13,826       19%
   Depreciation and amortization                                  24,878      31%         14,487       19%
                                                              ----------    ----      ----------      ---
                                                                  71,827      90%         57,341       77%
                                                              ----------    ----      ----------      ---
           Income from operations                                  8,067      10%         17,181       23%
                                                              ----------              ----------
Other expense:
   Interest expense                                               (8,078)                 (7,298)
   Other expenses                                                     --                    (178)
                                                              ----------              ----------
                                                                  (8,078)                 (7,476)
                                                              ----------              ----------
           Net income (loss)                                  $      (11)             $    9,705
                                                              ==========              ==========

REVENUES. Revenues increased $5.4 million, or 7%, to $79.9 million for the nine months ended September 30, 2003 from $74.5 million for the nine months ended September 30, 2002. This increase is principally the result of increases in the number of high-speed data and digital video customers as well as price increases for video and data services, and is offset somewhat by the decline in analog video customers. At September 30, 2003, we have 2,200 analog video customers, 2,000 digital video customers and 2,000 high-speed data customers that were obtained through promotional programs and are in their free service period. These free service periods generally expire in November 2003. We believe this strategy will reposition our services to these consumers and build a foundation for expected increases in revenues in the future. We have instituted specific retention programs in the fourth quarter for customers added from these promotional offers which include offering additional incremental services such as video-on-demand, subscription video-on-demand and increased speed and broadband content for our high-speed data platform. Our goal is to increase revenues by reversing our analog video customer losses, implementing limited price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and commercial services to new and existing customers.

In the third quarter of 2003, we changed our revenue classifications. Commercial revenue, which was included within the video, high-speed data, and other revenue line items on our statements of operations, is now broken out as a separate component of revenue. Revenues by service offering are as follows (dollars in thousands):

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------------------------------------------------------
                                        2003                          2002                     2003 OVER 2002
                             -------------------------     -------------------------     -------------------------
                                               % OF                          % OF                           %
                               AMOUNT        REVENUES        AMOUNT        REVENUES        CHANGE         CHANGE
                             ----------     ----------     ----------     ----------     ----------     ----------
Video                        $   61,437         77%        $   59,083         79%        $    2,354         4%
High-speed data                   7,106          9%             3,785          5%             3,321        88%
Advertising sales                 3,751          5%             4,373          6%              (622)      (14)%
Commercial                        1,733          2%             1,343          2%               390        29%
Other                             5,867          7%             5,938          8%               (71)        1%
                             ----------        ---         ----------        ---         ----------

                             $   79,894        100%        $   74,522        100%        $    5,372         7%
                             ==========        ===         ==========        ===         ==========

Video revenues consist primarily of revenues from analog and digital video services. Video revenues increased by $2.4 million, or 4%, to $61.4 million for the nine months ended September 30, 2003 as compared to $59.1 million for the nine months ended September 30, 2002. The increase was primarily due to rate increases and the addition of digital video customers, offset somewhat by the decline in analog video customers.

High-speed data revenues increased $3.3 million, or 88%, from $3.8 million for the nine months ended September 30, 2002 to $7.1 million for the nine months ended September 30, 2003. The increase was primarily due to the addition of high-speed data customers. We increased the number of our high-speed data customers within our existing service areas and were able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased as a result of our system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $622, or 14%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, we received $198 and $1.0 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from commercial analog, digital and high-speed data services. Commercial revenues increased $390, or 29%, from $1.3 million for the nine months ended September 2002 to $1.7 million for the nine months ended September 30, 2003 primarily due to an increase in commercial high-speed data revenues.

Other revenues consist primarily of revenues from franchise fees, late payment fees, customer installations, wire maintenance fees, home shopping, equipment rental, dial-up Internet service and other miscellaneous revenues. Other revenues decreased $71, or 1%, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2003. The decrease was primarily due to a decrease in franchise fees due to a Federal Communications Commission ruling in March 2002, no longer requiring the collection of franchise fees for high-speed data services.

OPERATING EXPENSES. Operating expenses increased by $3.4 million, or 12%, from $29.0 million for the nine months ended September 30, 2002 to $32.4 million for the nine months ended September 30, 2003. Total programming costs paid to programmers were $20.5 million and $19.0 million, representing 29% and 33% of total costs and expenses for the nine months ended September 30, 2003 and 2002, respectively. Key expense components as a percentage of revenues are as follows (dollars in thousands):

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------------------------------------------------------
                                        2003                          2002                    2003 OVER 2002
                             -------------------------     -------------------------     -------------------------
                                               % OF                          % OF                           %
                               AMOUNT        REVENUES        AMOUNT        REVENUES        CHANGE         CHANGE
                             ----------     ----------     ----------     ----------     ----------     ----------
Programming costs            $   20,510         26%        $   18,985         26%        $    1,525          8%
Advertising sales                 1,746          2%             1,690          2%                56          3%
Service costs                    10,128         13%             8,353         11%             1,775         21%
                             ----------         --         ----------         --         ----------

                             $   32,384         41%        $   29,028         39%        $    3,356         12%
                             ==========         ==         ==========         ==         ==========

Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. The increase in programming costs of $1.5 million, or 8%, was primarily due to price increases, particularly in sports programming, and an increased number of channels carried on our systems and an increase in digital video customers, partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels against programming costs of $1.4 million and $1.3 million for the nine months ended September 30, 2003 and 2002, respectively.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and they are expected to continue to increase due to a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase cable programming, increased costs from certain previously discounted programming, and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional core services with revenue from other video services, increased incremental high-speed data revenues, advertising revenues and commercial services revenue.

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits and commissions. Advertising sales expenses increased $56 due to an increase in sales commissions. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $1.8 million, or 21%, resulted primarily from additional activity associated with on-going infrastructure maintenance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $739 from $13.8 million for the nine months ended September 30, 2002 to $14.6 million for the nine months ended September 30, 2003. Key components of expense as a percentage of revenues are as follows (dollars in thousands):

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------------------------------------------------------
                                        2003                          2002                    2003 OVER 2002
                             -------------------------     -------------------------     -------------------------
                                               % OF                          % OF                           %
                               AMOUNT        REVENUES        AMOUNT        REVENUES        CHANGE         CHANGE
                             ----------     ----------     ----------     ----------     ----------     ----------
General and
 administrative              $   13,518        17%         $   11,667        16%         $    1,851        16%
Marketing                         1,047         1%              2,159         3%             (1,112)      (52)%
                             ----------        --          ----------        --          ----------

                             $   14,565        18%         $   13,826        19%         $      739         5%
                             ==========        ==          ==========        ==          ==========

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $1.9 million, or 16%, resulted primarily from increases in customer service costs and network related expenses. These increases were partially offset by a decrease in bad debt expense of $1.2 million as we continue to realize benefits from our strengthened credit policies.

Marketing expenses decreased $1.1 million, or 52%, due to reduced promotional activity related to our service offerings including reductions in advertising, telemarketing and direct sales activities. However, we expect marketing expenses to increase in subsequent quarters.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased by $10.4 million, or 72%, from $14.5 million for the nine months ended September 30, 2002 to $24.9 million for the nine months ended September 30, 2003. This increase was due primarily to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

INTEREST EXPENSE, NET. Interest expense increased $780, or 11%, to $8.1 million for the nine months ended September 30, 2003 from $7.3 million for the nine months ended September 30, 2002. This increase is a result of the accretion and cash interest associated with our senior discount notes.

NET INCOME (LOSS). Net income decreased $9.7 million to a loss of $11 for the nine months ended September 30, 2003 from income of $9.7 million for the nine months ended September 30, 2002 as a result of the combination of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

INTRODUCTION

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt. The first part of this section, entitled "Overview" summarizes our outstanding debt and provides an overview of these topics. The second part of this section, entitled "Historical Operating, Financing and Investing Activities" provides information regarding the cash provided from or used in our operating, financing and investing activities during the nine months ended September 30, 2003 and 2002. The third part of this section, entitled "Capital Expenditures" provides more detailed information regarding our historical capital expenditures and our planned capital expenditures going forward.

OVERVIEW

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities through cash flows from operating activities. We have funded capital requirements through cash flows from operating activities and capital contributions from our parent companies. The mix of funding sources changes from period to period, but for the nine months ended September 30, 2003, 100% of our funding requirements were from cash flows from operating activities. Accordingly, during 2003, we expect to fund our liquidity and capital requirements principally through cash flows from operating activities.

The principal amount of our senior notes was $114 million as of September 30, 2003. The senior notes began accruing cash interest on April 15, 2003. From and after April 15, 2003, the senior notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, with interest payments commencing October 15, 2003. We have fully and unconditionally guaranteed the senior notes.

The fair market value of the senior notes was $117 million and $93 million as of September 30, 2003 and December 31, 2002, respectively. The fair market value of the senior notes is based on quoted market prices.

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

However, there can be no assurance that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. In addition, a default under the covenants governing our bond indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates' debt obligations, which could adversely affect our parent companies' ability to provide us with funding.

It is unclear whether we will have access to sufficient capital to repay our public notes when they mature in 2008. Cash flows from operating activities may not be sufficient, on their own, to permit us to satisfy these obligations.

Traditionally, we have relied on our affiliates' ability to access the public debt and equity markets as a source of capital. Charter and Charter Holding's outstanding debt, liquidity and corporate credit ratings have been downgraded by Moody's Investors Service Inc. and Standard and Poor's Rating Services. As a result of our parent companies' significant levels of debt, current market conditions and these downgrades, we expect to fund our cash needs during 2003 from cash flows from operating activities.

Increased funding requirements from customer demand for digital video or high-speed data services, or the need to offer certain services in certain of our markets in order to compete effectively could make us reliant on our parent companies' ability to make loans and capital contributions to us. Consequently, our financial condition and results of operations could suffer materially.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through traditional debt financings by us, we would consider:

     - further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

     -   selling assets; or

     - seeking funding from our parent companies through the issuance of debt or equity by our parent companies, including Charter, Charter Holdings, CCH II, LLC (CCH II), CCO Holdings, LLC or Charter Communications Operating, LLC (Charter Operating), the proceeds of which could be contributed to us.

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

HISTORICAL OPERATING, FINANCING AND INVESTING ACTIVITIES

We did not hold any cash and cash equivalents as of September 30, 2003 and December 31, 2002.

OPERATING ACTIVITIES. Net cash provided by operating activities for the nine months ended September 30, 2003 and 2002 was $10 million and $26 million, respectively. Operating activities provided $16 million less cash during the nine months ended September 30, 2003 compared to the corresponding period in 2002 primarily due to the $16 million reduction in the payable to related party during the nine months ended September 30, 2003 compared to the corresponding period in 2002.

INVESTING ACTIVITIES. Net cash used in investing activities for the nine months ended September 30, 2003 and 2002 was $10 million and $26 million, respectively. Investing activities used $16 million less cash during the nine months ended September 30, 2003 compared to the corresponding period in 2002 primarily as a result of reductions in capital expenditures.

CAPITAL EXPENDITURES

We have substantial ongoing capital expenditure requirements. We made purchases of property, plant and equipment of $7 million and $24 million for the nine months ended September 30, 2003 and 2002, respectively. The majority of the capital expenditures relates to our customer premise equipment and rebuild and upgrade program. Upgrading our cable systems has enabled us to offer digital television, high-speed data services, video-on-demand, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures in 2003 were funded from cash flows from operating activities. In addition, during the nine months ended September 30, 2003 and 2002, our liabilities related to capital expenditures decreased by $266.

During 2003, we expect to spend approximately $10 million to $20 million in the aggregate on capital expenditures. We expect our capital expenditures in 2003 will be lower than 2002 levels because our rebuild and upgrade activities are largely completed, as a greater portion of our workforce is focused on maintenance and period related activities, our purchases of digital set-top terminals have declined and the value of installation related activities has declined.

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

LIQUIDITY. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our funding of ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities and capital contributions from our indirect parent companies. We believe, however, that at this time our indirect parent companies have limited access to the debt and equity markets in light of their significant levels of debt, current market conditions and downgrades to their debt securities.

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

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the indenture governing our publicly held notes that could result in acceleration of our publicly held notes and could in certain cases, result in cross-defaults under our affiliates' debt obligations. Any default under our indenture might adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our publicly held notes.

PARENT LEVEL LIQUIDITY CONCERNS. Our indirect parent companies have a substantial amount of debt. Any financial or liquidity problems of our indirect parent companies would likely cause serious disruption to our business and have a material adverse effect on our operations and results. Any such event would likely adversely impact our credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could require a change of control repurchase offer under our outstanding notes.

SECURITIES LITIGATION AND GOVERNMENT INVESTIGATIONS. A number of Federal Class Actions were filed against Charter and certain of its former and present officers and directors alleging violations of securities law. The Federal Class Actions have been consolidated for pretrial purposes into a Consolidated Federal Class Action. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the United States District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its then current directors and officers. Finally, two derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor; these actions were consolidated during the fourth quarter of 2002. The federal derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

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

Due to the inherent uncertainties of litigation and investigations, Charter has advised us that it cannot predict the ultimate outcome of these proceedings. In addition, its restatement may lead to additional allegations in the pending securities class and derivative actions against Charter, or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and Charter's actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management's attention, all of which could affect adversely the market price of our publicly-traded notes, as well as our ability to meet future operating and financial estimates and to execute our business and financial strategies. To the extent that the foregoing matters are not covered by insurance, our limited liability company agreement and those of our limited liability company subsidiaries, and the bylaws of our corporate subsidiary, may require each entity to indemnify Charter and the above directors and current and former officers in connection with such matters.

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

SERVICES. We expect that a substantial portion of our near term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent various commercial services that take advantage of cable's broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

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

ECONOMIC SLOWDOWN; GLOBAL CONFLICT. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues, and also could affect our ability to collect accounts receivable and maintain customers. In addition, any prolonged military conflict would materially and adversely affect our revenues from our systems providing services to military installations. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

LONG-TERM INDEBTEDNESS - CHANGE OF CONTROL PAYMENTS. We may not have the ability to obtain the funds necessary to fulfill our obligations under our public notes following a change of control. A change of control under our public notes would require us to make an offer to repurchase our outstanding public notes. A failure by us to make or complete a change of control offer would place us in default of this agreement.

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

There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part a Federal Communications Commission ruling defining cable modem service as an "information service" and remanded for further proceedings. The Ninth Circuit held that cable modem service is not "cable service" but is part "telecommunications service" and part "information service." The decision will likely be appealed, but it may possibly lead to cable operators having to contribute to the federal government's universal service fund, to open access requirements, and to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

A recent court decision concerning the Digital Millenium Copyright Act ("DMCA") has enabled copyright owners to obtain expedited subpoenas compelling disclosure by Internet service providers of the names of customers that are otherwise known only by an Internet protocol, or IP, address or screen name. This has led to a marked increase in the volume of subpoenas received by us, as copyright owners seek to constrain the use of peer-to-peer networks for unauthorized copying and distribution of copyrighted works. Internet service providers also have a DMCA obligation to adopt and implement a policy of terminating the accounts of repeat copyright infringers. The increased activity and responsibilities in this area pose an additional burden on our operations.

CONTINGENCIES

SECURITIES CLASS ACTIONS AND DERIVATIVE SUITS AGAINST CHARTER. Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter, our manager and indirect parent, and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects. The Federal Class Actions were specifically and individually identified in prior public filings made by Charter. In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the consolidated class action. Motions to dismiss the Consolidated Amended Complaint have been filed.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

The lawsuits discussed above are each in preliminary stages. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter has advised us that it intends to vigorously defend the lawsuits.

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

OUTCOME. Charter has advised us that it is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on Charter's and our results of operations and financial condition.

INDEMNIFICATION. Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter's current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as our officers and directors. The limited liability company agreements of the Company and its limited liability company subsidiaries, and the bylaws of its corporate subsidiary, may require each such entity to indemnify Charter and the individual named defendants in connection with the matters set forth above.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that our controls do provide such reasonable assurances.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 23, 2003, at the annual meeting of Renaissance Media Capital Corporation, the sole shareholder voted 100 shares (100% of outstanding shares) in favor of electing Carl E. Vogel as the sole director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit
 Number                              Description of Document
-------                              -----------------------
  3.1            Certificate of Incorporation of Renaissance Media Capital
                 Corporation and all amendments thereto. (Incorporated by
                 reference to the corresponding exhibit of the Registration
                 Statement of Renaissance Media Group LLC, Renaissance Media
                 (Louisiana) LLC, Renaissance Media (Tennessee) LLC and
                 Renaissance Media Capital Corporation on Form S-4 (Commission
                 File Nos. 333-56679, 333-56679-02, 333-56679-01 and
                 333-56679-03, respectively), filed on June 12, 1998)).

  3.2 By-laws of Renaissance Media Capital Corporation. (Incorporated by reference to the corresponding exhibit of the Registration
                 Statement of Renaissance Media Group LLC, Renaissance Media
                 (Louisiana) LLC, Renaissance Media (Tennessee) LLC and
                 Renaissance Media Capital Corporation on Form S-4 (Commission
                 File Nos. 333-56679, 333-56679-02, 333-56679-01 and
                 333-56679-03, respectively), filed on June 12, 1998)).

  3.3            Certificate of Formation of Renaissance Media (Louisiana) LLC.
                 (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC,
                 Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee)
                 LLC and Renaissance Media Capital Corporation on Form S-4
                 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and
                 333-56679-03, respectively), filed on June 12, 1998)).

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

  3.5            Certificate of Formation of Renaissance Media (Tennessee) LLC.
                 (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC,
                 Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee)
                 LLC and Renaissance Media Capital Corporation on Form S-4
                 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and
                 333-56679-03, respectively), filed on June 12, 1998)).

  3.7            Certificate of Formation of Renaissance Media Group LLC.
                 (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC,
                 Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee)
                 LLC and Renaissance Media Capital Corporation on Form S-4
                 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and
                 333-56679-03, respectively), filed on June 12, 1998)).

  3.9            Amended and Restated Limited Liability Agreement of Renaissance
                 Media Group LLC, dated June 19, 2003.*

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

                                     RENAISSANCE MEDIA GROUP LLC
                                     RENAISSANCE MEDIA (LOUISIANA) LLC
                                     RENAISSANCE MEDIA (TENNESSEE) LLC

Dated: November 12, 2003             By: CHARTER COMMUNICATIONS, INC.,
                                         -----------------------------
                                         Registrants' Manager

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

Dated: November 12, 2003             RENAISSANCE MEDIA CAPITAL CORPORATION

                                     By: /s/ Steven A. Schumm
                                         -------------------
                                         Name: Steven A. Schumm
                                         Title: Executive Vice President and
                                         Chief Administrative Officer and
                                         interim Chief Financial Officer
                                         (Principal Financial Officer)

                                     By: /s/ Paul E. Martin
                                         -------------------
                                     Name: Paul E. Martin
                                     Title: Senior Vice President and Corporate
                                     Controller
                                     (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
 Number                              Description of Document
-------                              -----------------------
   3.1           Certificate of Incorporation of Renaissance Media Capital
                 Corporation and all amendments thereto. (Incorporated by
                 reference to the corresponding exhibit of the Registration
                 Statement of Renaissance Media Group LLC, Renaissance Media
                 (Louisiana) LLC, Renaissance Media (Tennessee) LLC and
                 Renaissance Media Capital Corporation on Form S-4 (Commission
                 File Nos. 333-56679, 333-56679-02, 333-56679-01 and
                 333-56679-03, respectively), filed on June 12, 1998)).

   3.2 By-laws of Renaissance Media Capital Corporation. (Incorporated by reference to the corresponding exhibit of the Registration
                 Statement of Renaissance Media Group LLC, Renaissance Media
                 (Louisiana) LLC, Renaissance Media (Tennessee) LLC and
                 Renaissance Media Capital Corporation on Form S-4 (Commission
                 File Nos. 333-56679, 333-56679-02, 333-56679-01 and
                 333-56679-03, respectively), filed on June 12, 1998)).

   3.3           Certificate of Formation of Renaissance Media (Louisiana) LLC.
                 (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC,
                 Renaissance Media (Louisiana) LLC, Renaissance Media
                 (Tennessee) LLC and Renaissance Media Capital Corporation on
                 Form S-4 (Commission File Nos. 333-56679, 333-56679-02,
                 333-56679-01 and 333-56679-03, respectively), filed on June 12,
                 1998)).

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

   3.5           Certificate of Formation of Renaissance Media (Tennessee) LLC.
                 (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC,
                 Renaissance Media (Louisiana) LLC, Renaissance Media
                 (Tennessee) LLC and Renaissance Media Capital Corporation on
                 Form S-4 (Commission File Nos. 333-56679, 333-56679-02,
                 333-56679-01 and 333-56679-03, respectively), filed on June 12,
                 1998)).

   3.7           Certificate of Formation of Renaissance Media Group LLC.
                 (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC,
                 Renaissance Media (Louisiana) LLC, Renaissance Media
                 (Tennessee) LLC and Renaissance Media Capital Corporation on
                 Form S-4 (Commission File Nos. 333-56679, 333-56679-02,
                 333-56679-01 and 333-56679-03, respectively), filed on June 12,
                 1998)).

   3.9           Amended and Restated Limited Liability Agreement of Renaissance
                 Media Group LLC, dated June 19, 2003.  *

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