Form 10-K
period 2003-12-31
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 2004-03-25
CIK 1062363, 1062365, 1062367, 1062368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____________ to ________________.

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

The aggregate market value of the voting and non-voting common equity securities held by non-affiliates as of June 30, 2003 was $0. All of the limited liability company membership interests of Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC are held by Renaissance Media Group LLC. All of the issued and outstanding shares of capital stock of Renaissance Media Capital Corporation are held by Renaissance Media Group LLC. All of the limited liability company membership interests of Renaissance Media Group LLC are held by Charter Communications, LLC (and indirectly by Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

Documents Incorporated By Reference
The following documents are incorporated into this Report by reference: None

*	Registrants meet the conditions set forth in General Instruction I(1)(a) and (b) to the Form 10-K and are therefore filing with the reduced disclosure format.

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC
RENAISSANCE MEDIA CAPITAL CORPORATION

2003 FORM 10-K ANNUAL REPORT

This annual report on Form 10-K is for the year ended December 31, 2003. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation and their subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in the “Focus for 2004” section under “Part I, Item 1. Business” and the “Liquidity and Capital Resources” sections under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described under “Certain Trends and Uncertainties” under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the SEC, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our ability to comply with all covenants in our indenture, any violation of which would result in a violation of the indenture and could trigger a default of other obligations of our affiliates under cross default provisions;

•	our and our affiliates’ ability to pay or refinance debt as it becomes due;

•	availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	any adverse consequences arising out of our restatement of our 2000, 2001 and 2002 financial statements;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, the pending SEC Division of Enforcement investigation and the putative class action and derivative shareholders litigation against Charter Communications, Inc., our indirect parent;

•	our ability to obtain programming at reasonable prices or pass cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward-looking statements after the date of this annual report.

PART I

Item 1. Business.

Introduction

Renaissance Media Group LLC (“Renaissance Media Group”), through its subsidiaries, is the owner and operator of cable systems. We are a wholly owned subsidiary of CCO NR Holdings, LLC (“CCO NR”), from which we receive funding as needed. As of December 31, 2003, we own and operate cable systems serving approximately 146,400 analog video customers. Through our broadband network of coaxial and fiber optic cable, we offer our customers traditional cable video programming (analog and digital, which we refer to as “video” service), high-speed cable Internet access (which we refer to as “high-speed data service”) and advanced broadband cable services (such as video on demand (“VOD”)). (“Homes passed” represents our estimate of the number of living units, such as single family homes, apartment units and condominium units passed by our cable distribution network. Homes passed excludes commercial units passed by the cable distribution network.)

Renaissance Media Capital Corporation (“Capital”) was formed as a wholly owned subsidiary of Renaissance Media Group for the sole purpose of being a co-issuer of debt instruments to be offered and sold to the public. Renaissance Media (Louisiana) LLC (“Louisiana”) and Renaissance Media (Tennessee) LLC (“Tennessee”) are both wholly owned subsidiaries of Renaissance Media Group, and hold a 76% interest and 24% interest, respectively, in Renaissance Media LLC (“Media”). Media owns and operates cable systems in Louisiana, Tennessee and Mississippi and commenced active operations in April 1998. Renaissance Media Group, Capital, Louisiana and Tennessee do not, and will not, conduct any operations, and their only assets are the equity interests in one another as described above.

At December 31, 2003, our investment in cable properties, long-term debt and total member’s equity was approximately $407 million, $116 million and $229 million, respectively. Our debt-to-equity ratio and working capital deficit were 0.5 to 1 and $58 million at December 31, 2003, respectively. For the year ended December 31, 2003, our revenues and net income were approximately $107 million and $0.3 million, respectively.

We are managed by Charter Communications, Inc. (“Charter”) and Charter Communications Holding Company, LLC (“Charter Holdco”) and pay a fee for their management services. See also “Item 5. Market for Registrants’ Common Equity and Related Stockholder Matters.” Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri, 63131. Our telephone number is (314) 965-0555.

Adoption of New Policies

Charter is our manager and we have followed and continue to follow Charter’s policies and practices. Commencing in January 2002 and continuing through the first quarter of 2003, Charter’s management elected to implement a number of new policies described in “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adoption of New Polices.”

Restatement of Prior Results

There were no restatements of prior results since those announced in our 2002 annual report on Form 10-K filed April 18, 2003. However, certain reclassifications have been made to 2002 and 2001 amounts to conform to 2003 presentation. Also, as discussed in our annual report on Form 10-K for the year ended December 31, 2002, as part of a re-audit performed by KPMG LLP, we concluded that it was appropriate to make certain adjustments to previously reported results. In the restatement of our results, adjustments were made, among other things, to previous interpretations and applications of generally accepted accounting principles (“GAAP”) that had been consistently followed by us since 2000 and throughout the restatement period.

These adjustments reduced revenues reported in our 2002 quarterly reports on Form 10-Q for the first three quarters of 2002 by a total of $1 million, and in our 2001 annual report on Form 10-K for the years ended December 31, 2001 and 2000 by $4 million and $2 million, respectively. Such adjustments represent approximately 1%, 5% and 3% of previously reported revenues for the respective periods in 2002, 2001 and 2000. Our previously reported consolidated net loss decreased by a total of $5 million for the first three quarters of 2002 and increased by $0.1 million and $1 million for the years ended December 31, 2001 and 2000, respectively, primarily due to adjustments related to the original accounting for acquisitions and elements of our rebuild and upgrade activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Prior Results.”

Certain Significant Developments in 2003 and Early 2004

In 2002, we substantially completed the upgrade of our cable systems. Our systems upgrade increased our bandwidth capacity, enabling us to offer digital video service, two-way communication capability and other advanced services, which we continued to deploy in 2003. At December 31, 2003, approximately 88% of our homes passed were served by a bandwidth of 550 megahertz or greater and also had the two-way communication capability that is necessary for cable modem high-speed Internet access.

During 2003, we and our managers, Charter and Charter Holdco, undertook a number of transition activities including reorganizing our workforce, adjusting our video pricing and packages, completing call center consolidations and implementing billing conversions. Due to the focus on such activities and certain financial constraints, we reduced spending on marketing our products and services. We believe that the reduction in marketing activities and other necessary operational changes negatively impacted customer growth and acquisition, primarily during the first half of the year. During the second half of 2003, we increased our marketing efforts and implemented promotional campaigns to accelerate advanced services penetration, specifically in high-speed data.

Focus for 2004

Our principal financial goal is to maximize our return on invested capital. To do so, we will focus on increasing revenues, improving customer retention and enhancing customer satisfaction by providing reliable, high-quality service offerings, superior customer service and attractive bundled offerings.

Specifically, we are focusing in 2004 on:

•	increasing our sales and marketing efforts, especially through our national “Get Hooked” campaign, to grow revenues through promoting our advanced services and emphasizing what we believe to be competitive advantages over satellite, including one-stop shopping for video, voice, high-speed data and interactive services;

•	enhancing our digital service with new content and continued deployment of advanced products such as digital video recorder (“DVR”) service, high definition television service, VOD and subscription video on demand service (“SVOD”, which is VOD service for selected programming categories);

•	implementing what we believe is an attractive and competitive price point strategy for various levels and bundled packages of digital services;

•	continuing to improve customer service and satisfaction;

•	managing our operating costs by exercising discipline in capital and operational spending; and

•	identifying opportunities to continue to improve our balance sheet and liquidity.

We believe that our high-speed data service has the potential to continue to provide a substantial portion of our revenue growth in the near future. We also plan to continue to expand our marketing of our high-speed data service to the business community, which we believe has shown an increasing interest in high-speed data service and private network services.

We believe we offer our customers an excellent choice of services through an increased variety of bundled packages, particularly with respect to our digital video and high-speed data services. Our digital platform enables us to offer a significant number and variety of channels, and we offer customers the opportunity to choose among groups of channel offerings, including premium channels, and to combine chosen programming with other services such as high-speed data and VOD (in selected markets).

Item 2. Properties.

Our principal physical assets consist of cable distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable systems.

Our cable plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations, are buried in underground ducts or trenches. We own or lease real property for signal reception sites and own most of our service vehicles.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce. We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings.

Securities Class Actions and Derivative Suits

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter, our manager and indirect parent, and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this annual report. In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint have been filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions are stayed for ninety (90) days.

The Consolidated Federal Class Action is entitled:

•	In re Charter Communications, Inc. Securities Litigation, MDL Docket No. 1506 (All Cases), StoneRidge Investments Partners, LLC, Individually and On Behalf of All Others Similarly Situated, v. Charter Communications, Inc., Paul Allen, Jerald L. Kent, Carl E. Vogel, Kent Kalkwarf, David G. Barford, Paul E. Martin, David L. McCall, Bill Shreffler, Chris Fenger, James H. Smith, III, Scientific-Atlanta, Inc., Motorola, Inc. and Arthur Andersen, LLP, Consolidated Case No. 4:02-CV-1186-CAS.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in Missouri state court against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

The State Derivative Action is entitled:

•	Kenneth Stacey, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

The Federal Derivative Action is entitled:

•	Arthur Cohn, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. The Delaware Class Actions are substantively identical. No such transaction by Mr. Allen has been presented. Plaintiffs’ counsel has granted the defendants an indefinite extension of time to respond to the only complaint that has been served in the Delaware Class Actions.

The Delaware Class Actions consist of:

•	Eleanor Leonard, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 12, 2002;

•	Helene Giarraputo, on behalf of herself and all others similarly situated, v. Paul G. Allen, Carl E. Vogel, Marc B. Nathanson, Ronald L. Nelson, Nancy B. Peretsman, William Savoy, John H. Tory, Larry W. Wangberg, and Charter Communications, Inc., filed on August 13, 2002;

•	Ronald D. Wells, Whitney Counsil and Manny Varghese, on behalf of themselves and all others similarly situated, v. Charter Communications, Inc., Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, filed on August 13, 2002;

•	Gilbert Herman, on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 14, 2002;

•	Stephen Noteboom, on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 16, 2002; and

•	John Fillmore on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on October 18, 2002.

All of the lawsuits discussed above are each in preliminary stages. No reserves have been established for potential losses or related insurance recoveries on these matters because Charter is unable to predict the outcome. Charter has advised us that it intends to vigorously defend the lawsuits.

Government Investigations

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003 one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is fully cooperating with the SEC staff.

Indemnification

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, some of Charter’s current and former directors and Charter’s current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Those current and former directors and officers include: Paul G. Allen, David C. Andersen, David G. Barford, Margaret A. Bellville, Mary Pat Blake, J. Christian Fenger, Kent D. Kalkwarf, Ralph G. Kelly, Jerald L. Kent, Paul E. Martin, David L. McCall, Ronald L. Nelson, Nancy B. Peretsman, John C. Pietri, William D. Savoy, Steven A. Schumm, Curtis S. Shaw, William J. Shreffler, Stephen E. Silva, James Trey Smith and Carl E. Vogel. These amounts have been submitted to Charter’s director and officer insurance carrier for reimbursement. The carrier has raised various objections to portions of these amounts, and Charter is in negotiations with the carrier regarding their reimbursement.

Insurance

Charter has liability insurance coverage that we believe is available for the matters described above, where applicable, subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

Other Litigation

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (“South Carolina Class Action”), purportedly on behalf of a class of Charter customers, alleging that Charter improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” Charter removed this case to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter’s objection in September 2002. Charter immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter’s motion to dismiss for failure to state a claim. It also took under advisement Charter’s motion to set aside the default judgment.

The South Carolina Class Action is entitled:

•	Nikki Nicholls and Geraldine M. Barber, on behalf of themselves and all others similarly situated v. Charter Communications Holding Company, LLC and City of Spartanburg filed on October 29, 2001.

Outcome

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in any of these lawsuits or the government investigations could have a material adverse effect on our consolidated financial condition, results of operations or liquidity, including our ability to comply with our debt covenants.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(A)	Market Information

There is no established trading market for the equity interests of Renaissance Media Group, Capital, Louisiana or Tennessee.

(B)	Holders

Charter Holdings owns indirectly all of the limited liability company membership interests of the Registrants.

(C)	Dividends

We record distributions when management fees charged to us exceed expenses incurred on our behalf. We did not pay distributions for the years ended December 31, 2003 and 2002. Our ability to pay distributions is limited under the terms of covenants in the indenture governing our outstanding senior discount notes.

(D)	Recent Sales of Unregistered Securities

No unregistered equity securities of Renaissance Media Group, Capital, Louisiana or Tennessee were sold by such entities during the fourth quarter of the year ended December 31, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Certain Trends and Uncertainties” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of Renaissance Media Group LLC and subsidiaries as of and for the years ended December 31, 2003, 2002 and 2001, and the annual report on Form 10-K of Charter Holdings for the year ended December 31, 2003.

Introduction

During 2003, we and our managers, Charter and Charter Holdco, undertook a number of transition activities including reorganizing our workforce, adjusting our video pricing and packages, completing call center consolidations and implementing billing conversions. Due to the focus on such activities and certain financial constraints, we reduced spending on marketing our products and services. We believe the reduced marketing activities and other necessary operational changes negatively impacted customer growth and acquisition, primarily during the first half of the year. During the second half of 2003, we increased our marketing efforts and implemented promotional campaigns to accelerate advanced service penetration, specifically in high-speed data.

The first cash interest payment on our public notes occurred in October 2003. We are now required to pay cash interest each April and October. In addition, our outstanding public notes will mature in 2008. We expect that we will rely on loans and capital contributions from our parent companies to repay our public notes at maturity. However, there can be no assurance that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

Adoption of New Policies

Charter is our manager and we have followed and continue to follow Charter’s policies and practices. Commencing in January 2002 and continuing through the first quarter of 2003, Charter’s management elected to implement a number of new policies including:

Change in Disconnect and Bad Debt Policies. Our estimated customer count is intended to include those people receiving cable service (regardless of payment status), except for complementary accounts (such as our employees). Our disconnect and bad debt guidelines for slow or nonpaying customers provide that, in general, customers are to be terminated for nonpayment after approximately 60-75 days, and written off/referred to collection at approximately 90-110 days. We initially began implementing this policy in January 2002 after we decided to change our past practice under which we did not promptly disconnect these customers on a uniform basis. Effective year-end 2001, we also increased our allowance for doubtful accounts. The number of our customers who are presently more than 90 days overdue and our bad debt expense associated with such customers are lower than they were prior to the institution of these policies.

Procedures to Ensure Adherence to Disconnect and Customer Count Policies. During Charter’s review of its internal audit findings and in the course of internal investigations, and subsequently in the course of responding to Charter’s governmental investigations, we became concerned that certain employees either were not or had not previously been complying with our customer count and disconnect policies. We have since announced to our employees that a failure to follow these polices will be met with disciplinary action including, in appropriate cases, termination. We have terminated and disciplined employees who have not followed the policies. We have instituted regular review of customer reports by senior employees in an effort to ensure adherence to our policies and consistency of application throughout our various operating divisions, and we have established a telephone hotline number for employees to call and report misconduct relating to the reporting of customer numbers. We have also elected not to provide guidance on expected customer numbers in our public disclosures.

Corporate Compliance Program. Prior to 2002, Charter did not have a formal compliance program. It has since established a corporate compliance program, pursuant to which it provides a revised Code of Conduct to Charter’s employees that is incorporated into Charter’s Employee Handbook. The Code and Handbook require that employees report violations of the Code or other behavior which they believe might be unethical or illegal. Employees can report matters to their supervisor, to the Human Resources Department, through a hotline or through a secure website, and may do so anonymously. The compliance program is overseen by a compliance committee comprised of high-ranking Charter officers, which meets on a quarterly basis. The head of the committee in turn reports to Charter’s Audit Committee.

Treatment of Data Only Customers. Charter changed its methodology for reporting analog cable video customers to exclude those customers who receive high-speed data service only. This represents a change in Charter’s methodology from prior reports through September 30, 2002, in which high-speed data service only customers were included within our analog cable video customers. Charter made this change because it determined that a substantial number of those customers who only received high-speed data service were unable to receive our most basic level of analog video service because this service was physically secured or blocked, was unavailable in certain areas or the customers were unaware that this service was available to them. In addition, in light of Charter’s decision to begin marketing our high-speed data services as a separate product, Charter believed that separate disclosure of this information would assist investors in understanding our current business and in monitoring what we expected to be an increasing number of data only customers.

Disclosure Committee. Charter established a Disclosure Committee, consisting of senior personnel from the business units, Charter’s internal audit group, and the finance and legal groups, and Charter now follows an extensive review and certification process in connection with our filings with the SEC and other disclosure documents.

Audit Committee. Charter modified its Audit Committee’s charter to expand the role of the committee and to comply with the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (including Nasdaq rules).

Accounting Policy Changes. Consistent with the description of the restatement, we have revised a number of our accounting policies, including treatment of launch incentives received from programmers. For a complete discussion of accounting changes and adjustments brought about as a result of the re-audit or restatement, see “ — Restatement of Prior Results.”

Restatement of Prior Results

There were no restatements of prior results since those announced in our 2002 annual report on Form 10-K filed April 18, 2003. However, certain reclassifications have been made to 2002 and 2001 amounts to conform to 2003 presentation. Also, as discussed in our annual report on Form 10-K for the year ended December 31, 2002, on November 19, 2002, Charter announced that it had determined that additional franchise costs and deferred income tax liability should have been recorded for the differences between the financial statement and tax basis of assets it acquired in connection with certain cable businesses acquired throughout 1999 and 2000. As a result of this restatement, Charter engaged KPMG LLP to perform audits as of and for the years ended December 31, 2001 and

2000 because their former accountants, Arthur Andersen LLP, were no longer available to provide an opinion as to restated financial statements. In connection with these audits, Charter concluded that it was appropriate to make certain additional adjustments to previously reported results. These adjustments resulted in our need to restate our previously reported results. Among other things, adjustments were made to previous interpretations and applications of GAAP that had been consistently followed by us since 2000 and throughout the restatement period.

These adjustments reduced revenues reported in our 2002 quarterly reports on Form 10-Q for the first three quarters of 2002 by a total of $1 million, and in our 2001 annual report on Form 10-K for the years ended December 31, 2001 and 2000 by $4 million and $2 million, respectively. Such adjustments represent approximately 1%, 5% and 3% of previously reported revenues for the respective periods in 2002, 2001 and 2000. Our previously reported consolidated net loss decreased by a total of $5 million for the first three quarters of 2002 and increased by $0.1 million and $1 million for the years ended December 31, 2001 and 2000, respectively, primarily due to adjustments related to the original accounting for acquisitions and elements of our rebuild and upgrade activities. Net cash flows from operating activities for the years ended December 31, 2001 and 2000 were increased by $1 million and $0.6 million, respectively. The most significant categories of adjustments related to the items outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in accounts payable and accrued expenses and other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by a total of $0.7 million for the first three quarters of 2002 and $3 million and $1 million for the years ended December 31, 2001 and 2000, respectively. Additionally, for the year ended December 31, 2000, we increased marketing expense by $0.4 million for other promotional activities associated with launching new programming services previously deferred and subsequently amortized. The corresponding amortization of such deferred amounts reduced programming expenses by a total of $0.8 million for the first three quarters of 2002, and by $0.6 million for the year ended December 31, 2001 and increased programming expenses by $0.3 million for the year ended December 31, 2000.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter-branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenue in the period such inducements were paid. Revenues declined a total of $0.1 million for the first three quarters of 2002, and $0.6 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installation and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by a total of $1 million for the first three quarters of 2002, and $2 million and $1 million for the years ended December 31, 2001 and 2000, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in 2000, 2001 and portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $0.6 million for the first three quarters of 2002 and $1 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts were offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a three-year program to replace and upgrade a substantial portion of its network, which included a portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment is a reduction to property, plant and equipment and increased franchise costs of approximately $8 million as a result of this finding. In addition, the depreciation period for the replacement assets was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by a total of $5 million for the first three quarters of 2002, and by $4 million and $2 million for the years ended 2001 and 2000, respectively.

Other Adjustments. In addition to the items described above, certain other adjustments were made that increased net loss by $1 million and decreased net loss by $1 million, respectively, for the years ended December 31, 2001 and 2000. These adjustments were as follows:

•	During 2000, advertising revenue was recognized in conjunction with the promotion of equipment offered by two set-top terminal manufacturers from which we purchased digital set-top terminals. However, in connection with our restatement announced in April 2003, we reversed all advertising revenues from the set-top terminal manufacturers recognized in 2000. Based on a reassessment of the underlying structure of the arrangements during 2000, the prices paid for set-top terminals and the advertising revenues recognized were determined to be in excess of fair value. We therefore reduced our advertising revenue and decreased our related property, plant and equipment associated with the purchase of set-top terminals.

•	During 2000, depreciation and amortization expense was recorded for certain marketing expenses discussed above in “Launch Incentives from Programmers,” and in 2001, this entry was reversed. As part of the re-audit, the amortization expense entry was reversed in full to record the cost in the appropriate period and in the appropriate line item on our consolidated statements of operations.

The tables below set forth our condensed consolidated balance sheets as of December 31, 2001 and December 31, 2000, and condensed consolidated statements of operations and condensed consolidated statements of cash flows information for the years ended December 31, 2001 and 2000.

Controls. The major adjustments discussed above, including for the rebuild and upgrade of cable systems, generally relate to non-routine items and did not result from control deficiencies in our core accounting operations. Since Charter’s period of rapid growth in 2000 and early 2001, in which Charter was rapidly acquiring cable systems, Charter has integrated the various accounting processes of its acquired cable systems. Charter has also substantially improved the quantity and, we believe, the quality of its accounting and internal audit staff. In addition, Charter is developing better interactions between its accounting and internal audit staff and the other elements of its organization. These changes in Charter’s staff have been supplemented with changes in accounting and internal controls processes and systems which Charter believes result in an improved ability of management to understand and analyze underlying business data. As part of its acquisitions integration process, Charter has, among other things, standardized its data and put in place a data warehouse, which has enhanced Charter’s abilities to analyze its operating data. Budgeting has been integrated into Charter’s financial systems, through the use of specialized commercial software rather than spreadsheet programs. Additionally, Charter has implemented in the first quarter 2004, a job costing system, that tracks capital at the project level. These changes have given us the ability to better understand, analyze and manage our business data. The role of Charter’s internal audit staff has also been expanded, particularly with respect to capitalization and depreciation. We believe that these changes have improved Charter’s, and therefore our, controls over both recurring transactions and non-recurring transactions.

The following table sets forth selected condensed consolidated balance sheet information, showing previously reported and restated amounts, for the year ended December 31, 2001 (dollars in thousands):

	As previously
	reported	As restated
Property, plant and equipment, net	$163,681	$162,398
Franchises, net	341,830	347,719
Total assets	507,155	511,711
Long-term debt	103,565	103,565
Member’s equity	313,514	312,388

The following table sets forth selected condensed consolidated statement of operations information, showing previously reported and restated amounts, for the year ended December 31, 2001 (dollars in thousands):

	As previously
	reported	As restated
Revenues	$88,047	$84,221
Costs and expenses:
Operating (excluding depreciation and amortization)	30,452	30,536
Selling, general and administrative	14,496	16,490
Depreciation and amortization	66,758	60,971

	111,706	107,997

Loss from operations	(23,659)	(23,776)
Net loss	(32,716)	(32,833)

The following table sets forth selected condensed consolidated balance sheet information, showing previously reported and restated amounts, as of December 31, 2000 (dollars in thousands):

	As previously
	reported	As restated
Property, plant and equipment, net	$134,497	$129,423
Franchises, net	369,487	375,883
Total assets	507,096	508,199
Long-term debt	94,600	94,600
Member’s equity	346,230	345,221

The following table sets forth selected condensed consolidated statement of operations information, showing previously reported and restated amounts, for the year ended December 31, 2000 (dollars in thousands):

	As previously
	reported	As restated
Revenues	$70,313	$68,382
Costs and expenses:
Operating (excluding depreciation and amortization)	23,312	24,126
Selling, general and administrative	11,247	12,351
Depreciation and amortization	56,873	54,033

	91,432	90,510

Loss from operations	(21,119)	(22,128)
Net loss	(29,643)	(30,652)

The following table sets forth selected condensed consolidated cash flow information, showing previously reported and restated amounts, for the years ended December 31, 2001 and 2000 (dollars in thousands):

	2001		2000
	As previously	As	As previously	As
	reported	restated	reported	As restated
Net cash from operating activities	$66,476	$67,555	$95,333	$95,910
Net cash from investing activities	$(68,285)	$(69,364)	$(97,045)	$(97,622)

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in thousands):

	Year Ended December 31,
	2003		2002		2001
Revenues	$107,474	100%	$100,703	100%	$84,221	100%
Operating expenses:
Operating (excluding depreciation and amortization)	44,019	41%	39,168	39%	30,536	36%
Selling, general and administrative	19,590	18%	19,031	19%	16,490	20%
Depreciation and amortization	33,109	31%	19,813	19%	60,971	72%
Impairment of franchises	—	—	96,551	96%	—	—
Acquisition liability settlements	(402)	—	—	—	—	—

	96,316	90%	174,563	173%	107,997	128%

Income (loss) from operations	11,158	10%	(73,860)	(73%)	(23,776)	(28%)

Other income (expense):
Interest expense, net	(10,835)		(9,927)		(8,903)
Other, net	—		140		(154)

	(10,835)		(9,787)		(9,057)

Net income (loss)	$323		$(83,647)		$(32,833)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Revenues increased by $6.8 million, or 7%, from $100.7 million for the year ended December 31, 2002 to $107.5 million for the year ended December 31, 2003. This increase is principally the result of an increase in the number of analog, digital and high-speed data customers, as well as price increases for video and high-speed data services. Our goal is to increase revenues by implementing limited price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and advanced products and services, such as VOD, to our existing customer base and commercial customers.

Revenues by service offering are as follows (dollars in thousands):

	Year ended December 31,
	2003		2002		2003 over 2002
		% of		% of
	Amount	Revenues	Amount	Revenues	Change	% Change
Video	$81,967	77%	$79,224	79%	$2,743	3%
High-speed data	9,895	9%	5,556	5%	4,339	78%
Advertising sales	5,504	5%	6,270	6%	(766)	(12%)
Commercial	2,355	2%	1,863	2%	492	26%
Other	7,753	7%	7,790	8%	(37)	—

	$107,474	100%	$100,703	100%	$6,771	7%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $2.7 million, or 3%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase was primarily due to price increases in our video products.

Revenues from high-speed data services provided to our non-commercial customers increased $4.3 million, or 78%, from $5.6 million for the year ended December 31, 2002 to $9.9 million for the year ended December 31, 2003. The increase was primarily due to the addition of high-speed data customers within our existing service areas.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $0.8 million, or 12%, from $6.3 million for the year ended December 31, 2002 to $5.5 million for the year ended December 31, 2003, primarily as a result of a decrease in advertising from vendors and offset partially by an increase in local advertising sales revenues. For the years ended December 31, 2003 and 2002, we received $0.3 million and $1.6 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from video and high-speed data services to our commercial customers. Commercial revenues increased $0.5 million, or 26%, from $1.9 million for the year ended December 31, 2002, to $2.4 million for the year ended December 31, 2003, primarily due to an increase in commercial high-speed data revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the years ended December 31, 2003 and 2002, franchise fees represented approximately 52% and 49%, respectively, of total other revenues. Other revenues decreased $37 thousand for the year ended December 31, 2002 compared to the year ended December 31, 2003. The decrease was primarily due to a decrease in franchise fees after a Federal Communications Commission (“FCC”) ruling in March 2002, no longer requiring the collection of franchise fees for high-speed data services. Franchise fee revenues are collected from customers and remitted to franchise authorities.

The decrease in accounts receivable of 34% compared to the increase in revenues of 7% is primarily due to the timing of collection of receivables from programmers for fees associated with the launching of their networks, coupled with our tightened credit and collections policy. These fees from programmers are not recorded as revenue but, rather, are recorded as reductions of programming expense on a straight-line basis over the term of the contract.

Operating expenses. Operating expenses increased by $4.9 million, or 12%, from $39.2 million for the year ended December 31, 2002 to $44.0 million for the year ended December 31, 2003. Programming costs included in the accompanying consolidated statements of operations were $27.5 million and $25.2 million, representing 63% and 64% of total operating expenses for the years ended December 31, 2003 and 2002, respectively. Key expense components as a percentage of revenues are as follows (dollars in thousands):

	Year ended December 31,
	2003		2002		2003 over 2002
		% of		% of
	Amount	Revenues	Amount	Revenues	Change	% Change
Programming	$27,540	26%	$25,215	25%	$2,325	9%
Advertising sales	2,504	2%	2,358	2%	146	6%
Service	13,975	13%	11,595	12%	2,380	21%

	$44,019	41%	$39,168	39%	$4,851	12%

Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. The increase in programming costs of $2.3 million, or 9%, was due to price increases, particularly in sports programming, and due to an increased number of channels carried on our systems. Programming costs were reduced by the amortization of payments received from programmers in support of launches of new channels against programming costs of $1.8 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and we expect them to continue to increase due to a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase cable programming and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased incremental high-speed data revenues, advertising revenues and commercial services revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries and benefits and commissions. Advertising sales expenses increased $0.1 million, or 6%, primarily due to increased sales commissions, taxes and benefits. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $2.4 million, or 21%, resulted primarily from additional activity associated with ongoing infrastructure maintenance and customer service, including activities associated with our promotional programs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $0.6 million, or 3%, from $19.0 million for the year ended December 31, 2002 to $19.6 million for the year ended December 31, 2003. Key components of expense as a percentage of revenues are as follows (dollars in thousands):

	Year ended December 31,
	2003		2002		2003 over 2002
		% of		% of
	Amount	Revenues	Amount	Revenues	Change	% Change
General and administrative	$18,145	17%	$16,436	16%	$1,709	10%
Marketing	1,445	1%	2,595	3%	(1,150)	(44%)

	$19,590	18%	$19,031	19%	$559	3%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $1.7 million, or 10%, resulted primarily from increases in call center costs of $2.3 million and billing expenses of $0.2 million. These increases were partially offset by a decrease in bad debt and collection expense of $1.4 million as we continue to realize benefits from our strengthened credit policies.

Marketing expenses decreased $1.2 million, or 44%, due to reduced promotional activity related to our service offerings including reductions in advertising, telemarketing and direct sales activities. However, we expect marketing expenses to increase in 2004.

Depreciation and amortization. Depreciation and amortization expense increased by $13.3 million, or 67%, from $19.8 million in 2002 to $33.1 million in 2003 due primarily to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

Impairment of franchises. We performed our annual impairment assessments on October 1, 2002 and 2003 using an independent third-party appraiser. Revised estimates of future cash flows and the use of a lower projected long-term growth rate in our valuation led to a $96.6 million impairment charge in the fourth quarter of 2002. Our 2003 assessment performed on October 1, 2003 did not result in an impairment. We do not expect to incur impairment charges of comparable magnitude to the 2002 charge in the future.

Acquisition liability settlements. Acquisition liability settlements of $0.4 million for the year ended December 31, 2003 represents the reversal of estimated liabilities recorded in connection with prior business combinations, which, based on an evaluation of current facts and circumstances, are no longer required.

Interest expense, net. Interest expense, net, increased $0.9 million from $9.9 million to $10.8 million, or 9%, in 2003 compared to 2002. This increase is the result of the accretion and cash interest associated with our senior discount notes.

Net income (loss). Net loss decreased $84 million from a net loss of $83.6 million to net income of $0.3 million for the year ended December 31, 2003 compared to 2002, as a result of the combination of factors described above. The impact of acquisition liability settlements was to increase net income by $0.4 million in 2003. The impact of the impairment of franchises was to increase net loss by $96.6 million in 2002.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities and capital requirements through cash flows from operating activities and capital contributions from our parent companies. The mix of funding sources changes from period to period, but for the year ended December 31, 2003, 100% of our funding requirements were from cash flows from operating activities. During 2004, we expect to fund our liquidity and capital requirements principally through cash flows from operating activities.

The following table summarizes our payment obligations as of December 31, 2003 under our long-term debt and certain other contractual obligations and commitments (dollars in thousands).

		Payment by Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Contractual Obligations
Long-Term Debt (1)	$114,413	$—	$—	$114,413	$—
Operating Lease Obligations (1)	142	52	50	34	6

Total	$114,555	$52	$50	$114,447	$6

(1)	The table presents maturities of long-term debt outstanding as of December 31, 2003. Refer to notes 8 and 14 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

The following items are not included in the contractual obligations table due to various factors discussed below. However, we incur these costs as part of our operations:

•	We rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for each of the years ended December 31, 2003, 2002 and 2001, was $1 million.

•	We pay franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. We also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise related costs included in the accompanying statements of operations were $4 million, $4 million and $3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

•	Our parent companies negotiate and enter into programming agreements covering all of their subsidiaries, including us. We pay programming fees under these multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statements of operations were $28 million, $25 million and $22 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The principal amount of our senior notes was $114 million as of December 31, 2003. There was no payment of any interest in respect of the notes prior to October 15, 2003. Since October 15, 2003, interest on the notes is payable semi-annually in arrears in cash at a rate of 10% per year. On April 15, 2003, the notes became redeemable at the option of the issuers thereof, in whole or in part, initially at 105% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006. Renaissance Media Group has fully and unconditionally guaranteed the notes.

The fair market value of the senior notes was $118 million and $93 million as of December 31, 2003 and 2002, respectively. The fair market value of the senior notes is based on quoted market prices.

We expect to remain in compliance with the covenants under our indenture. We expect that cash flows from operating activities will be sufficient to satisfy our liquidity needs until maturity of the public notes. However, it is unclear whether we will have access to sufficient capital to repay our public notes when they mature in 2008. Cash flows from operating activities may not be sufficient, on their own, to permit us to satisfy these obligations. Traditionally, we have relied on our affiliates’ ability to access the public debt and equity markets, as well as borrowings under our parent’s credit facilities, as a source of capital. There can be no assurance that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates’ debt obligations, which could adversely affect our parent companies’ ability to provide us with funding.

Increased funding requirements from customer demand for digital video and high-speed data services, or the need to offer certain services in certain of our markets in order to compete effectively could make us further reliant on our parent companies’ ability to make loans and capital contributions to us. If we are unable to receive adequate financing to fund operations, our financial condition and results of operations could suffer materially.

No assurances can be given that we will not experience liquidity problems because of adverse market conditions or other unfavorable events, or if we do not obtain sufficient additional financing on a timely basis. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through traditional debt financings by us, we would consider:

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenues;

•	selling assets; or

•	seeking funding from our parent companies through the issuance of debt or equity by our parent companies, including Charter, Charter Holdings, CCH II, LLC (“CCH II”), CCO Holdings, LLC or Charter Communications Operating, LLC (“Charter Operating”), the proceeds of which could be contributed to us.

If the above strategies are not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

Although in the past, Paul G. Allen, Charter’s principal shareholder, and his affiliates have purchased equity from Charter and Charter Holdco for the purpose of funding capital contributions to us, there is no obligation for Mr. Allen or his affiliates to purchase equity from or contribute or loan funds to us or to our subsidiaries in the future.

As a means of enhancing our liquidity, we are currently attempting to cut costs and are exploring sales of assets.

See “— Certain Trends and Uncertainties.”

Historical Operating, Financing and Investing Activities

We held $0.3 million in cash and cash equivalents as of December 31, 2003. We did not hold any cash and cash equivalents as of December 31, 2002.

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2003, 2002 and 2001 was $14 million, $32 million and $68 million, respectively. Net cash flows from operating activities provided $18 million less cash in 2003 than in 2002 primarily due to the $23 million reduction in the payable to related party during the year ended December 31, 2003 compared to the corresponding period in 2002.

Operating activities provided $36 million less cash in 2002 than in 2001 primarily due to changes in operating assets and liabilities that provided $41 million less cash in 2002 than in 2001.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2003, 2002 and 2001 was $14 million, $32 million and $69 million, respectively. Investing activities used $18 million less cash in 2003 than in 2002 primarily as a result of reductions in purchases of property, plant and equipment as a result of reduced rebuild and upgrade activities and our efforts to reduce capital expenditures.

Investing activities used $37 million less cash in 2002 than in 2001 primarily as a result of reductions in capital expenditures.

Capital Expenditures

We have significant ongoing capital expenditure requirements. However, we experienced a significant decline in such requirements in 2003, compared to prior years. This decline in 2003 was primarily the result of a substantial reduction in rebuild costs as our network had been largely upgraded and rebuilt in prior years, consumption of inventories, negotiated savings in contract labor and network components, including digital set-top terminals and cable modems and reduced volume of installation related activities. Capital expenditures were $11 million, $32 million and $62 million for the years ended December 31, 2003, 2002 and 2001, respectively. The majority of the capital expenditures in 2003 related to our customer premise equipment. The majority of the capital expenditures in 2002 related to our rebuild and upgrade program and purchases of customer premise equipment.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities. In addition, during the years ended December 31, 2003, 2002 and 2001, our liabilities related to capital expenditures decreased $2 million, $0.7 million and $7 million, respectively.

During 2004, we expect to spend a total of $10 million to $20 million on capital expenditures. The nature of these expenditures is expected to continue to migrate from upgrade/rebuild to customer premise equipment and scalable infrastructure. Expected capital expenditures for 2004 are consistent with our total capital expenditures for 2003 and significantly lower than 2002 levels because (1) our rebuild and upgrade plans are largely completed, (2) a greater portion of our work force is focused on maintenance and period related activities, (3) our purchases of digital set-top terminals have declined and (4) the volume of installation related activities has declined. We expect to fund capital expenditures for 2004 primarily from cash flows from operating activities.

Indenture Restrictions and Covenants

The following description is merely a summary of certain material provisions of our public notes. The summary does not restate the terms of the public notes in their entirety, nor does it describe all terms of the public notes. The instruments governing the public notes are complicated and you should consult such instruments for more detailed information regarding our public notes. Our public notes are listed as exhibits to this annual report. Generally, these restrictions apply to us and to our restricted subsidiaries, which are currently all of our subsidiaries.

Change of Control. In the event of a specified change of control, we must offer to repurchase any then outstanding public notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any. See “- Certain Trends and Uncertainties — Long-Term Indebtedness — Change of Control Payments.”

Limitation on Indebtedness. The indenture contains a number of significant covenants that could adversely impact our business. In particular, our indenture restricts our and our subsidiaries’ ability to:

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

The limitations on incurrence of debt permit us and our restricted subsidiaries to incur additional debt, so long as we are not in default under the indenture:

•	if, after giving effect to the incurrence, we could meet a leverage ratio (ratio of consolidated debt to four times consolidated EBITDA from the most recent quarter) of 6.75 to 1.0, and, regardless of whether the leverage ratio could be met,

•	up to the greater of $200 million or 4.5 times our consolidated annualized EBITDA, as defined,

•	up to an amount equal to 5% of our consolidated total assets to finance the purchase of new assets,

•	up to two times the sum of (a) the net cash proceeds of new equity issuances and capital contributions, and (b) 80% of the fair market value of property received by us or an issuer as a capital contribution, in each case received after the issue date of our notes and not allocated to make restricted payments, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt and interest rate swaps to provide protection against fluctuation in interest rates.

The indenture permits us to incur debt under one of the categories above, and reclassify the debt into a different category.

•	Under the indenture governing our notes, we and our restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, make restricted investments, or make other specified restricted payments only if we could incur $1.00 of additional debt under the debt incurrence test, which requires that, after giving effect to the transaction, we meet the 6.75 to 1.0 leverage ratio of the indebtedness covenant and that no default exists or would occur as a consequence thereof. If those conditions are met, we and our restricted subsidiaries are permitted to make restricted payments in a total amount not to exceed the result of 100% of our consolidated EBITDA, as defined, minus 130% of our consolidated interest expense, plus 100% of new cash equity proceeds received by us and not allocated to the indebtedness covenant, plus returns on certain investments, all cumulatively from June 1998. We and our restricted subsidiaries may make permitted investments up to $2 million in related businesses and other specified permitted investments, restricted payments up to $10 million, dividends up to 6% each year of the net cash proceeds of public equity offerings, and other specified restricted payments without meeting the foregoing test.

•	We and our restricted subsidiaries are not permitted to grant liens on their assets other than specified permitted liens, unless corresponding liens are granted to secure our notes. Permitted liens include liens securing debt permitted to be incurred under credit facilities, liens securing debt incurred under the incurrence of indebtedness test, in amounts up to the greater of $200 million or 4.5 times our consolidated EBITDA, as defined, liens as deposits for acquisitions up to 10% of the estimated purchase price, liens securing permitted financings of new assets, liens securing debt permitted to be incurred by restricted subsidiaries, and specified liens incurred in the ordinary course of business.

•	We and the issuers of our notes are generally not permitted to sell or otherwise dispose of all or substantially all of our assets or merge with or into other companies unless our consolidated net worth after any such transaction would be no greater than our consolidated net worth immediately prior to the transaction, or unless we could incur $1.00 of additional debt under the debt incurrence test, which would require us to meet a leverage ratio of 6.75 to 1.00 after giving effect to the transaction.

•	We and our subsidiaries may generally not otherwise sell assets or, in the case of subsidiaries, equity interests, unless we receive consideration at least equal to the fair market value of the assets, consisting of at least 75% cash, temporary cash investments or assumption of debt. Charter Holdings and its restricted subsidiaries (including us) are then required within 12 months after any asset sale either to commit to use the net cash proceeds over a specified threshold either to acquire assets used in their own or related businesses or use the net cash proceeds to repay debt, or to offer to repurchase our notes with any remaining proceeds.

•	We and our restricted subsidiaries may generally not engage in sale and leaseback transactions unless the lease term does not exceed three years or the proceeds are applied in accordance with the covenant limiting asset sales.

•	Our restricted subsidiaries may generally not enter into restrictions on our abilities to make dividends or distributions or transfer assets to us except those not more restrictive than is customary in comparable financings.

•	Our restricted subsidiaries are not permitted to guarantee or pledge assets to secure our debt or the debt of our restricted subsidiaries, unless the guarantying subsidiary issues a guarantee of our notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

•	We and our restricted subsidiaries are generally not permitted to issue or sell equity interests in restricted subsidiaries, except sales of common stock of restricted subsidiaries so long as the proceeds of the sale are applied in accordance with the asset sale covenant, and issuances as a result of which the restricted subsidiary is no longer a restricted subsidiary and any remaining investment in that subsidiary is permitted by the covenant limiting restricted payments.

•	The indenture governing our notes also restricts our ability and the ability of our restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $2 million without a determination by the disinterested members of the board of directors that the transaction is on terms no less favorable than arm’s length, or transactions with affiliates involving over $4 million with affiliates without receiving an independent opinion as to the fairness of the transaction to us.

All of these covenants are subject to additional specified exceptions.

Our indenture includes various events of default. Under these provisions, a failure by us or any of our restricted subsidiaries to pay any indebtedness (other than under our notes) having a principal amount of $10 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing our public notes. See “— Certain Trends and Uncertainties — Restrictive Covenants.”

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

Restrictive Covenants. The indenture governing our publicly held notes contains a number of significant covenants that could adversely impact our business. In particular, our indenture restricts our and our subsidiaries’ ability to:

•	pay dividends or make other distributions;

•	make certain investments or acquisitions;

•	enter into related party transactions;

•	dispose of assets or merge;

•	incur additional debt;

•	issue equity;

•	repurchase or redeem equity interests and debt;

•	grant liens; and

•	pledge assets.

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the indenture governing our publicly held notes that could result in acceleration of our publicly held notes and in certain cases, could result in cross-defaults under our affiliates’ debt obligations. Any default under our indenture might adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our publicly held notes. For more information, see the section above entitled “Liquidity and Capital Resources.”

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

As the principal amounts become due in 2008, it is unclear whether we will have access to sufficient capital to satisfy these principal repayment obligations. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

If our business does not generate sufficient cash flow from operating activities, and sufficient future contributions are not available to us from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. As a means of enhancing our liquidity, we are currently attempting to cut costs and are exploring sales of assets.

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

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits have been filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its directors and officers. Finally, two shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor. These actions were consolidated during the fourth quarter of 2002. The federal shareholders derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how it reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC subsequently issued a formal order of investigation dated January 23, 2003, and subsequent related document and testimony subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is fully cooperating with the SEC staff.

Due to the inherent uncertainties of litigation and investigations, Charter cannot predict the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on our consolidated financial condition or results of operations.

In addition, the restatement of our 2000, 2001 and 2002 financial statements may lead to additional allegations in the pending securities class and shareholders derivative actions against Charter, or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and Charter’s actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management’s attention, and could adversely affect our ability to execute our business and financial strategies.

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

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. In 2004, an electrical utility will commence competition offering video, high-speed data and telephony service with one of our systems, serving approximately 12% of our analog video customers and approximately 14% of our homes passed. Further loss of customers to DBS, electrical utilities or other alternative video and data services could have a material negative impact on our business.

Mergers, joint ventures and alliances among franchised, wireless or private cable operators, satellite television providers, local exchange carriers and others, and the repeal of certain ownership rules may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

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

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent various commercial services that take advantage of cable’s broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of February 18, 2004, approximately 34% of our parent’s current programming contracts, which we operate under, are scheduled to expire by the end of 2004, and approximately another 11% by the end of 2005. There can be no assurance that these agreements will be renewed on favorable or comparable terms. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Public Notes Price Volatility. The market price of our publicly traded notes has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of Charter’s (or our) debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our public notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of our securities, and several purported class action lawsuits were filed against Charter in 2001 and 2002, following a decline in its stock price. See “Item 3. Legal Proceedings.”

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

Regulation and Legislation. Cable systems are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the FCC were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The FCC is currently conducting a proceeding in which it is considering this channel usage possibility, although it previously issued a tentative decision against such dual carriage. In addition, the carriage of new high definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to proportionate increases in system revenue.

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part a FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision will likely be appealed, but it may possibly lead to cable operators having to contribute to the federal government’s universal service fund, to open access requirements, and to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before December 31, 2003, the FIN 46R will be applied beginning on March 31, 2004. For any variable interest entities that must be consolidated under FIN 46R that were created before December 31, 2003, the assets, liabilities and noncontrolling interests of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity. The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of interpretative guidance on revenue recognition. SAB No. 104 became effective immediately upon release and requires registrants to either restate prior financial statements or report a change in accounting principle. The adoption of SAB No. 104 did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, the related notes thereto, and the reports of the independent auditors are included in this annual report beginning on page F-1.

Separate financial statements for Capital have not been presented as Capital had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previously reported in our Current Report on Form 8-K, dated April 22, 2002 and filed on April 26, 2002.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 14. Principal Accounting Fees and Services.

Audit Fees

During the years ended December 31, 2003 and 2002, we incurred fees and related expenses to KPMG LLP (“KPMG”) for the audit of our financial statements for the applicable year and for the review of our interim financial statements totaling approximately $50,000 and $135,000, respectively. We have derived these fees by allocating the KPMG fees associated with the audit of Charter and its subsidiaries, including us. The allocation is based on a ratio of our analog video customers to the total analog video customers of Charter.

Charter’s Audit Committee appoints, retains, compensates and oversees the registered public accountants (subject, if applicable, to board of directors and/or shareholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended, with registered public accountants. This authority extends over all audit and non-audit engagements of Charter and its subsidiaries, including us. Pre-approvals of non-audit services are sometimes delegated to a single member of Charter’s Audit Committee. However, any pre-approvals made by Charter’s Audit Committee’s designee are presented at Charter’s Audit Committee’s next regularly scheduled meeting. Charter’s Audit Committee has an obligation to consult with management on these matters. Charter’s Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2003 and 2002. Each year, including 2003, with respect to the proposed audit engagement, Charter’s Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

In its capacity as a committee of the Board, Charter’s Audit Committee oversees the work of the registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The registered public accounting firm reports directly to Charter’s Audit Committee. In performing its functions, Charter’s Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of Charter’s Audit Committee charter. For more detail on Charter’s Audit Committee’s authority and responsibilities, see Charter’s Audit Committee charter set forth in Appendix A of Charter’s 2003 Proxy Statement filed with the SEC on June 24, 2003.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this annual report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this annual report.

(2)	Financial Statement Schedules.

No financial statement schedules are required to be filed by Items 8 and 15(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

Exhibit
Number	Description
3.1	Certificate of Incorporation of Renaissance Media Capital Corporation and all amendments thereto (Incorporated by reference to the Exhibit 3.1 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998).

3.2	By-laws of Renaissance Media Capital Corporation (Incorporated by reference to the Exhibit 3.2 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC,

Exhibit
Number	Description
Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998).

3.3	Certificate of Formation of Renaissance Media (Louisiana) LLC (Incorporated by reference to the Exhibit 3.3 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998).

3.4	Certificate of Formation of Renaissance Media, LLC (Incorporated by reference to Exhibit 3.4 of the annual report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) and Renaissance Media Capital Corporation, filed March 30, 2000 (Commission File No. 333-56679)).

3.5	Certificate of Formation of Renaissance Media (Tennessee) LLC (Incorporated by reference to the Exhibit 3.5 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998).

3.6	Certificate of Formation of Renaissance Media Group LLC (Incorporated by reference to the Exhibit 3.7 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998).

3.7	Amended and Restated Limited Liability Agreement of Renaissance Media Group LLC, dated April 29, 1999 (Incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File No. 333-56679)).

3.8	Amended and Restated Limited Liability Agreement of Renaissance Media (Louisiana) LLC, dated April 29, 1999 (Incorporated by reference to Exhibit 3.10 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File No. 333-56679)).

3.9	Amended and Restated Limited Liability Agreement of Renaissance Media (Tennessee) LLC, dated April 29, 1999 (Incorporated by reference to Exhibit 3.11 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File No. 333-56679)).

3.10	Amended and Restated Limited Liability Agreement of Renaissance Media LLC, dated April 30, 1999 (Incorporated by reference to Exhibit 3.12 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File No. 333-56679)).

4.1	Indenture dated as of April 9, 1998, by and among Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust Company of New York, as Trustee (Incorporated by reference to the Exhibit 4.1 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File No. 333-56679), filed on June 12, 1998).

10.1(a)+	Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.1(b)+	Assumption Agreement regarding Option Plan, dated as of May 25, 1999, by and between Charter Communications Holdings, LLC and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

Exhibit
Number	Description
10.1(c)+	Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.1(d)+	Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.1(e)+	Amendment No. 3 to the Charter Communications 1999 Option Plan (Incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927).

10.1(f)+	Amendment No. 4 to the Charter Communications 1999 Option Plan (Incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.2(a)+	Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.2(b)+	Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.2(c)+	Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927).

10.2(d)+	Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (Incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927).

10.2(e)+	Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.2(f)+	Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.2(g)+	Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(g) to the annual report on Form 10-K of Charter Communications, Inc. filed on March 15, 2004 (File No. 000-27927)).

10.3(a)+	Letter Agreement, dated May 25, 1999, between Charter Communications, Inc. and Marc Nathanson (Incorporated by reference to Exhibit 10.36 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

10.3(b)+	Letter Agreement, dated March 27, 2000, between CC VII Holdings, LLC and Marc Nathanson, amending the Letter Agreement dated May 25, 1999 (Incorporated by reference to Exhibit 10.13(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.4+	Employment Agreement, dated as of October 8, 2001, by and between Carl E. Vogel and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

Exhibit
Number	Description
10.5+	Employment Agreement, dated as of October 18 2001, by and between Stephen E. Silva and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.6+	Employment Offer Letter, dated December 2, 2003 by and between Charter Communications, Inc. and Derek Chang (Incorporated by reference to Exhibit 10.24 to the annual report on Form 10-K of Charter Communications, Inc. filed on March 15, 2004 (File No. 000-27927)).

10.7+	Employment Offer Letter, dated December 17, 2003 by and between Charter Communications, Inc. and Michael Huseby (Incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K of Charter Communications, Inc. filed on March 15, 2004 (File No. 000-27927)).

10.8+	Employment Agreement between Charter Communications, Inc. and Margaret A. “Maggie” Bellville, entered into as of April 27, 2003 (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 3, 2003 (File No. 000-27927)).

14.1	Code of Conduct adopted January 28, 2003 (Incorporated by reference to Exhibit 14.1 to the annual report on Form 10-K filed by Charter Communications, Inc. on April 15, 2003 (File No. 000-27927)).

21.1*	Subsidiaries of Renaissance Media Group, LLC.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer).

*	Documents attached.

+ Management compensatory plan or arrangement.

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of the respective registrants on a consolidated basis.

(b) Reports on Form 8-K

     None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual reports or proxy materials were sent to the registrants’ security holders during the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunder duly authorized.

RENAISSANCE MEDIA GROUP LLC RENAISSANCE MEDIA (LOUISIANA) LLC RENAISSANCE MEDIA (TENNESSEE) LLC

Dated: March 25, 2004	By:	CHARTER COMMUNICATIONS, INC.

their Manager

	By:	/s/ Carl E. Vogel

Carl E. Vogel
President and Chief Executive Officer

RENAISSANCE MEDIA CAPITAL CORPORATION

Dated: March 25, 2004	By:	/s/ Carl E. Vogel

Carl E. Vogel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated below.

Dated: March 25, 2004	By:	/s/ Carl E. Vogel
Carl E. Vogel
sole Director of Renaissance Media
Capital Corporation and President
and Chief Executive Officer of
Charter Communications, Inc., in its
capacity as Manager of Renaissance Media
Group LLC, Renaissance Media (Louisiana)
LLC, Renaissance Media (Tennessee) LLC,
and Renaissance Media Capital Corporation

Dated: March 25, 2004	By:	/s/ Michael P. Huseby

Michael P. Huseby
Executive Vice President and Chief
Financial Officer (Principal Financial Officer)
of Renaissance Media Capital Corporation and
of Charter Communications, Inc., in its
capacity as Manager of Renaissance Media
Group LLC, Renaissance Media (Louisiana)
LLC, Renaissance Media (Tennessee) LLC

Dated: March 25, 2004	By:	/s/ Paul E. Martin

Paul E. Martin
Senior Vice President and Controller
(Principal Accounting Officer)
of Renaissance Media Capital Corporation and
of Charter Communications, Inc., in its
capacity as Manager of Renaissance Media
Group LLC, Renaissance Media
(Louisiana) LLC, Renaissance Media
(Tennessee) LLC

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented, in accordance with Rule 3-10(b) of Regulation S-X.

Independent Auditors’ Report

To the Board of Directors
Renaissance Media Group LLC:

We have audited the accompanying consolidated balance sheets of Renaissance Media Group LLC and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in member’s equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Media Group LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

St. Louis, Missouri
March 1, 2004

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257	$—
Accounts receivable, less allowance for doubtful accounts of $172 and $278, respectively	1,600	2,421
Prepaid expenses and other current assets	155	131

Total current assets	2,012	2,552

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $87,480 and $57,141, respectively	154,540	175,397
Franchises, net of accumulated amortization of $74,851 and $74,797, respectively	252,335	251,270

Total investment in cable properties, net	406,875	426,667

OTHER NONCURRENT ASSETS	2	60

Total assets	$408,889	$429,279

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,284	$15,441
Payables to manager of cable systems — related parties	44,089	67,255

Total current liabilities	60,373	82,696

LONG-TERM DEBT	116,223	113,492
OTHER LONG-TERM LIABILITIES	3,229	4,350
MEMBER’S EQUITY	229,064	228,741

Total liabilities and member’s equity	$408,889	$429,279

The accompanying notes are an integral part of these consolidated financial statements

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
REVENUES	$107,474	$100,703	$84,221

OPERATING EXPENSES:
Operating (excluding depreciation and amortization)	44,019	39,168	30,536
Selling, general and administrative	19,590	19,031	16,490
Depreciation and amortization	33,109	19,813	60,971
Impairment of franchises	—	96,551	—
Acquisition liability settlements	(402)	—	—

	96,316	174,563	107,997

Income (loss) from operations	11,158	(73,860)	(23,776)

OTHER INCOME (EXPENSES):
Interest expense, net	(10,835)	(9,927)	(8,903)
Other, net	—	140	(154)

	(10,835)	(9,787)	(9,057)

Net income (loss)	$323	$(83,647)	$(32,833)

The accompanying notes are an integral part of these consolidated financial statements

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in thousands)

BALANCE, December 31, 2000	$345,221
Net loss	(32,833)

BALANCE, December 31, 2001	312,388
Net loss	(83,647)

BALANCE, December 31, 2002	228,741
Net income	323

BALANCE, December 31, 2003	$229,064

The accompanying notes are an integral part of these consolidated financial statements

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$323	$(83,647)	$(32,833)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	33,109	19,813	60,971
Impairment of franchises	—	96,551	—
Noncash interest expense	2,731	9,927	8,965
Acquisition liability settlements	(402)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	821	(977)	(506)
Prepaid expenses and other current assets	(39)	(80)	(17)
Accounts payable and accrued expenses and other	2,092	(368)	(12,871)
Receivables from and payables to related party	(24,412)	(8,877)	43,846

Net cash flows from operating activities	14,223	32,342	67,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,863)	(31,557)	(62,094)
Change in accounts payable and accrued expenses related to capital expenditures	(1,984)	(682)	(7,266)
Other investing activities	(1,119)	(103)	(4)

Net cash flows from investing activities	(13,966)	(32,342)	(69,364)

NET CHANGE IN CASH	257	—	(1,809)
CASH, beginning of period	—	—	1,809

CASH, end of period	$257	$—	$—

CASH PAID FOR INTEREST	$5,270	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

1. Organization and Basis of Presentation

The accompanying consolidated financial statements of Renaissance Media Group LLC (the “Company”) include the accounts of the Company and its wholly-owned finance subsidiaries, Renaissance Media (Louisiana) LLC (“Renaissance Louisiana”), Renaissance Media (Tennessee) LLC (“Renaissance Tennessee”) and Renaissance Media Capital Corporation (“Capital Corporation”). Renaissance Media LLC (“Media”) is owned 76% and 24% by Renaissance Louisiana and Renaissance Tennessee, respectively, and owns all of the operating assets of the consolidated group. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company is an indirect wholly-owned subsidiary of Charter Communications Operating, LLC (“Charter Operating”) from which the Company receives funding as needed. As of December 31, 2003, the Company owns and operates cable systems serving approximately 146,400 (unaudited) analog video customers. The Company offers its customers traditional video programming (analog and digital video) as well as high-speed data services and in some areas advanced broadband services such as video on demand. The Company sells its video programming, high-speed data and advanced broadband services on a subscription basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment; franchises; and contingencies. Actual results could differ from those estimates.

Restatement of 2001 Results. In 2002, the Company restated its consolidated financial statements for 2001 and prior. The restatements were primarily related to the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; and (vi) other adjustments. These adjustments reduced revenue by $4 million and increased consolidated net loss by $0.1 million for the year ended December 31, 2001 and decreased member’s equity by $1 million as of January 1, 2001. In addition, as a result of certain of these adjustments, the Company’s statement of cash flow was also restated at the time. Net cash flows from operating activities for the year ended December 31, 2001 increased by $1 million.

Reclassifications. Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

2. Liquidity and Capital Resources

The Company recognized income from operations of $11 million in 2003 and incurred losses from operations of $74 million and $24 million in 2002 and 2001, respectively. The Company’s net cash flows from operating activities were $14 million, $32 million and $68 million for the years ending December 31, 2003, 2002 and 2001, respectively. The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities and capital contributions from Charter Communications, Inc. (“Charter”), Charter Communications Holdings, LLC (“Charter Holdings”) and Charter Operating. The Company expects to remain in compliance with the covenants under its indenture, and that cash flow from operating activities will be sufficient to satisfy its liquidity needs until maturity of the public notes.

The Company expects that it will rely on capital contributions from its parent companies to repay the principal amount of its public notes at maturity. However, there can be no assurances that its parent companies will have sufficient liquidity to satisfy this payment when due. The parent companies have a substantial amount of debt. Any financial or liquidity problems of the parent companies would likely cause serious disruption to the Company’s business and have a material adverse effect on its operations and results. Any such event would likely adversely impact the Company’s credit rating, and its relations with customers and suppliers, which could in turn further impair its ability to obtain financing and operate its business. In addition, a default under the covenants governing any of the Company’s bond indentures could result in the acceleration of the Company’s payment obligations under

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

its debt and, under certain circumstances, in cross-defaults under its affiliates’ debt obligations, which could adversely affect its parent companies’ ability to provide the Company with funding.

If the Company’s business does not generate sufficient cash flow from operating activities, and sufficient future distributions are not available to the Company from other sources of financing, it may not be able to repay its debt, grow its business, respond to competitive challenges, or to fund its other liquidity and capital needs. As a means of enhancing the Company’s liquidity, the Company is currently attempting to cut costs and is exploring sales of assets.

3. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs. These indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. Overhead costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-15 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life as defined by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (See Note 6). The Company concluded that all of its franchises qualify for indefinite-life treatment. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

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

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

those franchises that expired during the period would be renewed but not indefinitely. The Company evaluated the recoverability of franchises for impairment when events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable.

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairment of property, plant and equipment occurred in 2003, 2002 and 2001.

Revenue Recognition

Revenues from residential and commercial video and high-speed data services are recognized when the related services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreement. Such fees are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues on a gross basis with a corresponding expense pursuant to Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.

Programming Costs

The Company’s parent companies negotiate and enter into programming agreements covering all of their subsidiaries, including the Company. These contracts allow the Company to obtain analog, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to adjustment based on periodic audits performed by the programmers. Additionally, certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these payments related to the promotion and activation of the programmer’s cable television channel and recognizes the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This reduction of programming expense was $2 million, $2 million and $1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Programming costs included in the accompanying statements of operations were $28 million, $25 million and $22 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, the deferred amount of launch incentives, included in accounts payable and accrued expenses, totaled $2 million and $2 million, respectively, and the deferred amount of launch incentives included in other long-term liabilities, totaled $3 million and $4 million, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $1 million for each of the years ended December 31, 2003, 2002 and 2001.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Acquisition Liability Settlements

The Company recognized $0.4 million of benefit for the year ended December 31, 2003 as a result of the reversal of estimated liabilities recorded in connection with prior business combinations, which, based on an evaluation of current facts and circumstances, are no longer required.

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

Segments

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decisionmaker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company’s operations are managed on the basis of geographic divisional operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of the respective criteria set forth. The Company delivers similar products and services within each of its geographic divisional operations. Each geographic and divisional service area utilizes similar means for delivering the programming of the Company’s services; have similarity in the type or class of customer receiving the products and services; distributes the Company’s services over a unified network; and operates within a consistent regulatory environment. In addition, each of the geographic divisional operating segments has similar economic characteristics. In light of the Company’s similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic divisional operating structure, management has determined that the Company has one reportable segment, broadband services.

4. Allowance for Doubtful Accounts

     Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	December 31,
	2003	2002	2001
Balance, beginning of year	$278	$468	$212
Charged to expense	1,316	2,718	2,142
Uncollected balances written off, net of recoveries	(1,422)	(2,908)	(1,886)

Balance, end or year	$172	$278	$468

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

5. Property, Plant and Equipment

     Property, plant and equipment consists of the following as of December 31, 2003 and 2002:

	2003	2002
Cable distribution systems	$219,894	$209,277
Land, buildings and leasehold improvements	13,680	13,679
Vehicles and equipment	8,446	9,582

	242,020	232,538
Less: accumulated depreciation	(87,480)	(57,141)

	$154,540	$175,397

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $33 million, $20 million and $33 million, respectively.

6. Franchises

The Company constructs and operates its cable systems under non-exclusive franchises that are granted by state or local government authorities for varying lengths of time. The Company obtained these franchises primarily through acquisitions of cable systems accounted for as purchase business combinations. These acquisitions have primarily been for the purpose of acquiring existing franchises and related infrastructure and, as such, the primary asset acquired by the Company has historically been cable franchises.

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser perform valuations of its franchises as of January 1, 2002. Based on the guidance prescribed in EITF Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represented geographic clusters of the Company’s cable systems, which management then believed represented the highest and best use of those assets. Fair value was determined based on estimated discounted future cash flows using assumptions that are consistent with internal forecasts. The appraiser assessed that the fair value of each of the Company’s asset groups exceeded their carrying amount. As a result, no impairment charge was recorded upon adoption. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption.

The Company performed its annual impairment assessment as of October 1, 2002 using an independent third-party appraiser and following the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002 and requires the consideration of assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset. Revised estimates of future cash flows and the use of a lower projected long-term growth rate in the Company’s valuation led to recognition of a $97 million impairment charge in the fourth quarter of 2002. The valuation completed at October 1, 2003, showed franchise values in excess of book value and thus resulted in no impairment.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

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

Franchise amortization expense for the years ended December 31, 2003 and 2002 was $54 and $1, which represents the amortization relating to franchise renewals. Franchise renewals are amortized on a straight-line basis over 10 years. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $120. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors. Franchise amortization expense for the year ended December 31, 2001 was $28 million.

As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. A reconciliation of net income (loss) for the years ended December 31, 2003, 2002 and 2001, as if SFAS No. 142 had been adopted as of January 1, 2001, is presented below:

	Year Ended December 31,
	2003	2002	2001
NET INCOME (LOSS):
Reported net income (loss)	$323	$(83,647)	$(32,833)
Add back: amortization of indefinite-lived franchises	—	—	28,181

Adjusted net income (loss)	$323	$(83,647)	$(4,652)

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of the dates presented:

	December 31,
	2003	2002
Accounts payable	$2,349	$553
Capital expenditures	925	2,909
Accrued interest	2,384	—
Programming expenses	1,720	2,571
Franchises related fees	2,873	1,737
State sales tax	3,630	4,266
Personal property tax	1,172	1,286
Other accrued liabilities	1,231	2,119

	$16,284	$15,441

8. Long-Term Debt

Long-term debt consists of the following as of the dates presented:

	December 31,
	2003	2002
10% senior discount notes	$114,413	$114,413
Unamortized net premium (discount)	1,810	(921)

	$116,223	$113,492

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

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

The fair market value of the Notes was $118 million and $93 million as of December 31, 2003 and 2002, respectively. The fair market value of the Notes is based on quoted market prices.

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

9. Revenues

Revenues consist of the following for the years presented:

	Year ended December 31,
	2003	2002	2001
Video	$81,967	$79,224	$71,639
High-speed data	9,895	5,556	1,435
Advertising sales	5,504	6,270	2,350
Commercial	2,355	1,863	1,533
Other	7,753	7,790	7,264

	$107,474	$100,703	$84,221

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

10. Operating Expenses

Operating expenses consist of the following for the years presented:

	Year ended December 31,
	2003	2002	2001
Programming	$27,540	$25,215	$21,566
Advertising sales	2,504	2,358	—
Service	13,975	11,595	8,970

	$44,019	$39,168	$30,536

11. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the years presented:

	Year ended December 31,
	2003	2002	2001
General and administrative	$18,145	$16,436	$14,401
Marketing	1,445	2,595	2,089

	$19,590	$19,031	$16,490

12. Comprehensive Loss

Comprehensive loss is equal to net loss for the years ended December 31, 2003, 2002 and 2001.

13. Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of Charter are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties. For further information regarding related party transactions of the Company and Charter, refer to the annual report of Charter Holdings filed on Form 10-K with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2003.

Charter Communications Holding Company (“Charter Holdco”) and Charter, both entities controlled by Paul G. Allen, provide management services for the cable systems owned or operated by the Company. The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company and are included within operating costs in the accompanying consolidated statements of operations. These costs are allocated based on the number of analog video customers. Such costs totaled $4 million, $5 million and $3 million for the years ended December 31, 2003, 2002 and 2001, respectively. All other costs incurred by Charter Holdco and Charter on behalf of the Company are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements. Management fees are stipulated in the management agreements between Charter Holdco, Charter and the Company. To the extent management fees charged to the Company are greater (less) than the expenses incurred by Charter Holdco and Charter, the Company records distributions to (capital contributions from) Charter Holdco and Charter. For the years ended December 31, 2003, 2002 and 2001, the management fee charged to the Company approximated the corporate expenses incurred by Charter Holdco and Charter on behalf of the Company. The Charter Operating credit facility prohibits payments of management fees in excess of 3.5% of Charter Operating and its subsidiaries consolidated revenues during any fiscal year. Any amounts accrued as management fees in excess of 3.5% of

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

consolidated revenues can be carried forward and paid in subsequent fiscal years, but such payments, together with amounts paid, and within the 3.5% limit for, such subsequent fiscal year may not exceed 5% of consolidated revenues. Any deferred amount of the management fee will bear interest at the rate of 10% per annum, compounded annually, from the date it was due and payable until the date it is paid.

The Company pays costs on behalf of Charter Holdco and Charter. These costs are reimbursed by Charter Holdco and Charter and are recorded as receivables from related parties in the accompanying consolidated financial statements.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to the Company’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, the Company may not, and may not allow its subsidiaries to, engage in any business transaction outside the cable transmission business except for certain existing approved investments. Should Charter, the Company or their subsidiaries wish to pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to Charter, the Company or their subsidiaries to engage in the business transaction, they will be able to do so. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable systems owned, operated or managed by Charter, the Company or their subsidiaries from time to time.

Mr. Allen or his affiliates own equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV Inc. (“TechTV”), Oxygen Media Corporation (“Oxygen Media”), Digeo, Inc. (“Digeo”), Click2learn, Inc., Trail Blazer Inc. and Microsoft Corporation. In addition, Mr. Allen and Mr. Savoy were directors of USA Networks, Inc. (“USA Networks”), who operates the USA Network, The Sci-Fi Channel, Trio, World News International and Home Shopping Network, owning approximately 5% and less than 1%, respectively, of the common stock of USA Networks. In 2002, Mr. Allen and Mr. Savoy sold their common stock and are no longer directors of the USA Network. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures. Mr. Savoy was a vice president and a director of Vulcan Ventures until his resignation in September 2003. Mr. Savoy will remain as a member of the board of directors of Charter. The various cable, media, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. The agreements governing the Company’s relationship with Digeo are an example of a cooperative business relationship among Mr. Allen’s affiliated companies. The Company can give no assurance that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

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

High Speed Access Corp. (“High Speed Access”) was a provider of high-speed Internet access services over cable modems. During the period from 1997 to 2000, certain Charter entities entered into Internet-access related service agreements, and both Vulcan Ventures and certain of Charter’s subsidiaries made equity investments in High Speed Access.

On February 28, 2002, Charter’s subsidiary and an affiliate to the Company, CC Systems, purchased from High Speed Access the contracts and associated assets, and assumed related liabilities, that served the Company’s customers, including a customer contact center, network operations center and provisioning software. Immediately prior to the asset purchase, Vulcan Ventures beneficially owned approximately 37%, and Charter beneficially owned approximately 13%, of the common stock of High Speed Access (including the shares of common stock which could be acquired upon conversion of the Series D preferred stock, and upon exercise of the warrants, owned by

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Charter Holdco). Following the consummation of the asset purchase, neither Vulcan Ventures, Charter nor the Company beneficially owned any securities of, or were otherwise affiliated with, High Speed Access.

The Company receives or will receive programming for broadcast via its cable systems from TechTV, USA Networks and Oxygen Media. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2003, 2002 and 2001 were each less than 2% of total operating expenses with the exception of USA Networks which was 2%, 2% and 3% of total operating expenses for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers. Such revenues for the years ended December 31, 2003, 2002 and 2001 were less than 1% of total revenues.

Charter Holdco entered into various broadband affiliation agreements with Digeo Interactive, LLC (“Digeo Interactive”), a wholly-owned subsidiary of Digeo. These agreements provide for the development by Digeo Interactive of future features to be included in the Basic i-TV service provided by Digeo and for Digeo’s development of an interactive “toolkit” to enable the Company to develop interactive local content. Furthermore, the Company may request that Digeo Interactive manage local content for a fee. The agreement provides for the Company to pay for development of the Basic i-TV service as well as license fees for customers who receive the service, and for the Company and Digeo to split certain revenues earned from the service. In 2003, Charter paid Digeo Interactive for customized development of the i-channels and the local content tool kit. The Company received no revenues under the broadband carriage agreement in 2003.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola for the purchase of 100,000 broadband media centers, subject to the Company’s testing and approval of product performance and functionality. It is contemplated that the software for these broadband media centers would be supplied to Motorola by Digeo. License fees for Digeo to license such software to the Company and support fees for the broadband media centers and relevant content and support services are currently under negotiation.

In March 2001, Charter Communications Ventures, LLC (“Charter Ventures”), an affiliate of the Company, and Vulcan Ventures formed DBroadband Holdings, LLC (“DBroadband”) for the sole purpose of purchasing equity interests in Digeo. In connection with the execution of the broadband carriage agreement, DBroadband purchased an equity interest in Digeo funded by contributions from Vulcan Ventures. The equity interest is subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. Charter Ventures has a 100% profit interest in DBroadband. Vulcan Ventures also agreed to make, through January 24, 2004, certain additional contributions through DBroadband to acquire additional equity in Digeo as necessary to maintain Charter Ventures’ pro rata interest in Digeo in the event of certain future Digeo equity financings by the founders of Digeo. These additional equity interests are also subject to a priority return of capital to Vulcan Ventures up to amounts contributed by Vulcan Ventures on Charter Ventures’ behalf.

The Company believes that Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 60% equity interest in Digeo, Inc. Messrs. Allen and Vogel are directors of Digeo. Mr. Savoy was a director and served on the compensation committee of Digeo until September 2003. Mr. Vogel owns options to purchase 10,000 shares of Digeo common stock.

On January 10, 2003, Charter signed an agreement to carry two around-the-clock, high definition networks, HDNet and HDNet Movies. The Company believes that entities controlled by Mr. Mark Cuban, co-founder and president of HDNet, owns 85% of HDNet and HDNet Movies as of December 31, 2003. As of December 31, 2003, Mr. Cuban owns an approximate 6.4% equity interest in Charter.

14. Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for each of the years ended December 31, 2003, 2002 and 2001, were approximately $0.1 million. As of December 31, 2003, future minimum lease payments are as follows:

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Year ended December 31,	Amount
2004	$52
2005	31
2006	19
2007	19
2008	15
Thereafter	6

The Company rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for each of the years ended December 31, 2003, 2002 and 2001, was $1 million.

The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise related costs included in the accompanying statements of operations were $4 million, $4 million and $3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company’s parent companies negotiate and enter into programming agreements covering all of their subsidiaries, including the Company. The Company pays programming fees under multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statement of operations were $28 million, $25 million and $22 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Litigation

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this annual report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the consolidated class action. Motions to dismiss the Consolidated Amended Complaint have been filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions are stayed for ninety (90) days.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in Missouri state court against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. The Delaware Class Actions are substantively identical. No such transaction by Mr. Allen has been presented. Plaintiffs’ counsel has granted the defendants an indefinite extension of time to respond to the only complaint that has been served in the Delaware Class Actions.

The lawsuits discussed above are each in preliminary stages. No reserves have been established for potential losses or related insurance recoveries on these matters because Charter is unable to predict the outcome. Charter has advised the Company that Charter intends to vigorously defend the lawsuits.

In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised the Company that Charter is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC subsequently issued a formal order of investigation dated January 23, 2003, and subsequent related document and testimony subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers, and various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised the Company that Charter is fully cooperating with the SEC staff.

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

Charter has liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (“South Carolina Class Action”), purportedly on behalf of a class of Charter customers, alleging that Charter improperly charged them a wire maintenance fee without request or permission.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

They also claimed that Charter improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” Charter removed this case to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter’s objection in September 2002. Charter immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter’s motion to dismiss for failure to state a claim. It also took under advisement Charter’s motion to set aside the default judgment.

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the FCC to undertake a number of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company’s operations.

15. Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) plan totaling $0.1 million for each of the years ended December 31, 2003, 2002 and 2001.

16. Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

entities created after December 31, 2003. For variable interests in variable interest entities created before December 31, 2003, the FIN 46R will be applied beginning on March 31, 2004. For any variable interest entities that must be consolidated under FIN 46R that were created before December 31, 2003, the assets, liabilities and noncontrolling interests of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of interpretative guidance on revenue recognition. SAB No. 104 became effective immediately upon release and requires registrants to either restate prior financial statements or report a change in accounting principle. The adoption of SAB No. 104 did not have a material impact on the Company’s consolidated financial statements.