Form 10-Q
period 2004-03-31
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 2004-05-17
CIK 1062363, 1062365, 1062367, 1062368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date:

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
QUARTER ENDED MARCH 31, 2004

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented pursuant to Rule 3-10(b) of Regulation S-X.

This quarterly report on Form 10-Q is for the three months ended March 31, 2004. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, “we,” “us” and “our” refers to Renaissance Media Group LLC and its wholly-owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation, unless the context requires otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	the availability of funds to meet interest payment obligations under our and our parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	any adverse consequences arising out of our restatement of our 2000, 2001 and 2002 financial statements;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, the pending SEC Division of Enforcement investigation, the putative class action, the unconsolidated state action, and derivative shareholders litigation against Charter Communications, Inc., our indirect parent;

•	our ability to comply with all covenants in our indenture, any violation of which would result in a violation of the indenture and could trigger a default of other obligations of our affiliates under cross-default provisions;

•	our and our affiliates’ ability to pay or refinance debt as it becomes due;

•	our ability to obtain programming at reasonable prices or to pass cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$248	$257
Accounts receivable, less allowance for doubtful accounts of $155 and $172, respectively	1,329	1,600
Prepaid expenses and other current assets	231	155

Total current assets	1,808	2,012

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $95,376 and $87,480, respectively	150,162	154,540
Franchises, net of accumulated amortization of $74,882 and $74,851, respectively	252,304	252,335

Total investment in cable properties, net	402,466	406,875

OTHER NONCURRENT ASSETS	34	2

Total assets	$404,308	$408,889

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,126	$16,284
Payables to manager of cable systems – related parties	40,003	44,089

Total current liabilities	57,129	60,373
LONG-TERM DEBT	116,118	116,223
OTHER LONG-TERM LIABILITIES	2,789	3,229
MEMBER’S EQUITY	228,272	229,064

Total liabilities and member’s equity	$404,308	$408,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
REVENUES	$27,685	$26,284

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	11,806	10,575
Selling, general and administrative	5,180	4,639
Depreciation and amortization	8,305	8,168
(Gain) loss on sale of assets, net	(1)	29
Option compensation expense, net	239	—
Special charges, net	216	199

	25,745	23,610

Income from operations	1,940	2,674

OTHER EXPENSE:
Interest expense	(2,756)	(2,620)

Net income (loss)	$(816)	$54

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(816)	$54
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	8,305	8,168
Option compensation expense, net	184	—
Noncash interest expense	(105)	2,620
(Gain) loss on sale of assets, net	(1)	29
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	271	1,324
Prepaid expenses and other assets	(75)	(180)
Accounts payable and accrued expenses	52	(1,693)
Payables to related party	(4,699)	(5,832)

Net cash flows from operating activities	3,116	4,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,477)	(1,693)
Change in accrued expenses related to capital expenditures	352	(2,721)
Other, net	—	(76)

Net cash flows from investing activities	(3,125)	(4,490)

NET CHANGE IN CASH	(9)	—
CASH, beginning of period	257	—

CASH, end of period	$248	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

1. Organization and Basis of Presentation

The accompanying condensed consolidated financial statements of Renaissance Media Group LLC (the “Company”) include the accounts of the Company and its wholly-owned finance subsidiaries, Renaissance Media (Louisiana) LLC (“Renaissance Louisiana”), Renaissance Media (Tennessee) LLC (“Renaissance Tennessee”) and Renaissance Media Capital Corporation (“Capital Corporation”). Renaissance Media LLC (“Media”) is owned 76% and 24% by Renaissance Louisiana and Renaissance Tennessee, respectively, and owns all of the operating assets of the consolidated group. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company is an indirect wholly-owned subsidiary of Charter Communications Operating, LLC (“Charter Operating”), which provides funding to the Company as needed. As of March 31, 2004, the Company owns and operates cable systems serving approximately 147,900 (unaudited) analog video customers. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed data services and, in some areas, advanced broadband services such as video on demand. The Company sells its cable video programming, high-speed data and advanced broadband services on a subscription basis.

Charter Communications Holding Company, LLC (“Charter Holdco”) and Charter Communications, Inc. (“Charter”), the Company’s managers and indirect parents, provide management services for the cable systems owned or operated by the Company. The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company and are included within operating costs in the accompanying consolidated statements of operations.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in the Company’s Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs, depreciation and amortization costs, impairments of property, plant and equipment and franchises and contingencies. Actual results could differ from those estimates.

Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

2. Liquidity and Capital Resources

The Company recognized income from operations of $2 million and $3 million for the three months ended March 31, 2004 and 2003, respectively. The Company’s net cash flows from operating activities were $3 million and $4 million for the three months ended March 31, 2004 and 2003, respectively. The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities and capital contributions from Charter, Charter Holdco, Charter Communications Holdings, LLC (“Charter Holdings”) and Charter Operating. The Company expects to remain in compliance with the covenants under its indenture, and expects that cash flow from operating activities will be sufficient to satisfy its liquidity needs until maturity of its public notes.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

The Company expects that it will rely on capital contributions from its parent companies to repay the principal amount of its public notes at maturity. However, there can be no assurance that its parent companies will have sufficient liquidity to satisfy this payment when due. The Company’s parent companies have a substantial amount of debt. Any financial or liquidity problems of the parent companies would likely cause serious disruption to the Company’s business and have a material adverse effect on its business and results of operations. Any such event would likely adversely impact the Company’s credit rating, and its relations with customers and suppliers, which could in turn further impair its ability to obtain financing and operate its business. In addition, a default under the covenants governing any of the Company’s indentures could result in the acceleration of the Company’s payment obligations under its debt and, under certain circumstances, in cross-defaults under its affiliates’ debt obligations, which could adversely affect its parent companies’ ability to provide the Company with funding.

If the Company’s business does not generate sufficient cash flow from operating activities, and sufficient future distributions are not available to the Company from other sources of financing, it may not be able to repay its debt, grow its business, respond to competitive challenges, or to fund its other liquidity and capital needs.

3. Franchises

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. Based on the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represented geographic clusters of the Company’s cable systems, which management believes represents the highest and best use of those assets. Fair value is determined based on estimated discounted future cash flows using assumptions that are consistent with internal forecasts.

Franchise amortization expense for the three months ended March 31, 2004 and 2003 was $31 and $4, respectively, which represents the amortization relating to franchise renewals. Franchise renewals are amortized on a straight-line basis over 10 years. Amortization expense relating to these franchises is expected to be approximately $120. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of the dates presented:

	March 31,	December 31,
	2004	2003
Accounts payable - trade	$1,973	$2,349
Accrued capital expenditures	1,277	925
Accrued interest	5,244	2,384
Programming costs	1,746	1,720
Franchise related fees	1,046	2,873
State sales tax	3,428	3,630
Personal property tax	447	1,172
Other accrued liabilities	1,965	1,231

	$17,126	$16,284

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

5. Long-Term Debt

Long-term debt consists of the following as of the dates presented:

	March 31,	December 31,
	2004	2003
10% senior discount notes	$114,413	$114,413
Unamortized net premium	1,705	1,810

	$116,118	$116,233

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

The fair market value of the Notes was $118 million as of March 31, 2004 and December 31, 2003. The fair market value of the Notes is based on quoted market prices.

6. Comprehensive Loss

Comprehensive loss is equal to net loss for the three months ended March 31, 2004 and 2003.

7. Income Taxes

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. A certain indirect subsidiary is a corporation that is subject to income tax, but has no operations and has not generated any taxable income since its inception. Any taxable income that would be generated by the Company would be the responsibility of the Company’s equity owner. As such, the Company has not provided for income taxes in the accompanying condensed consolidated financial statements.

8. Contingencies

Fourteen putative federal class action lawsuits (the ''Federal Class Actions’’) have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the ''Panel’’) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the ''Consolidated Federal Class Action’’) for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

have been filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Action were stayed until May 10, 2004. On May 11, 2004, the court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days.

On September 12, 2002, a shareholders derivative suit (the ''State Derivative Action’’) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”), against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. This case has not yet been consolidated with the State Derivative Action, but Charter expects that it will be in the future. Unspecified damages, allegedly on Charter’s behalf, are sought by plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the ''Federal Derivative Action’’), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action, the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the ''Delaware Class Actions’’). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes that the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. The Delaware Class Actions are substantively identical. Charter has informed the Company that no such transaction by Mr. Allen has been presented. Orders of dismissal without prejudice have been entered in each of the Delaware Class Actions.

All of the lawsuits discussed above are each in preliminary stages. No reserves have been established for potential losses or related insurance recoveries on these matters because Charter is unable to predict the outcome. Charter has advised the Company that it intends to vigorously defend the lawsuits.

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U. S. Attorney’s office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised the Company that it is fully cooperating with the investigation.

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

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, some of its current and former directors and Charter’s current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

Charter has liability insurance coverage that it believes is available for the matters described above, where applicable, subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (''South Carolina Class Action’’), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were ''cable ready.’’ Charter Holdco removed this case to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter Holdco, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties participated in mediation with respect to this and related litigation. The mediator made a proposal to the parties. In May 2004, the parties to this and the related litigation accepted the mediator’s proposal and reached a tentative settlement. The tentative settlement remains subject to final documentation and court approval. As a result of the tentative settlement, the Company has recorded a special charge of $0.2 million in its condensed consolidated statement of operations for the three months ended March 31, 2004 related to its portion of the litigation costs.

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in any of these lawsuits or the government investigations could have a material adverse effect on the Company’s financial condition, results of operations or its liquidity.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company’s financial condition, results of operations or its liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to “Certain Trends and Uncertainties” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the Annual Reports on Form 10-K of Renaissance Media Group LLC and subsidiaries and Charter Communications Holdings, LLC (“Charter Holdings”) for the year ended December 31, 2003.

“We,” “us” and “our” refer to Renaissance Media Group LLC and its wholly-owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation.

INTRODUCTION

During 2003, we and our indirect parents, Charter Communications, Inc. (“Charter”) and Charter Communications Holding Company, LLC (“Charter Holdco”), undertook a number of transition activities including reorganizing our workforce, adjusting our cable video pricing and packages, completing call center consolidations and implementing billing conversions. Due to the focus on such activities and certain financial constraints, we reduced spending on marketing our products and services. We believe the reduced marketing activities and other necessary operational changes negatively impacted customer growth and acquisition, primarily during the first half of 2003. During the second half of 2003 and the first quarter of 2004, we increased our marketing efforts and implemented promotional campaigns to accelerate advanced service penetration, particularly in high-speed data.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and the means by which we develop estimates therefore see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
Revenues	$27,685	100%	$26,284	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	11,806	43%	10,575	40%
Selling, general and administrative	5,180	19%	4,639	18%
Depreciation and amortization	8,305	30%	8,168	31%
(Gain) loss on sale of assets, net	(1)	—	29	—
Option compensation expense, net	239	1%	—	—
Special charges, net	216	—	199	1%

	25,745	93%	23,610	90%

Income from operations	1,940	7%	2,674	10%

Other expense:
Interest expense	(2,756)		(2,620)

Net income (loss)	$(816)		$54

Revenues. Revenues increased $1.4 million, or 5%, to $27.7 million for the three months ended March 31, 2004 from $26.3 million for the three months ended March 31, 2003. This increase is principally the result of increases in the number of analog video, digital video and high-speed data customers as well as price increases for video and data services. Our goal is to increase revenues by implementing price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and advanced products and services, such as video on demand (“VOD”), that we provide to our existing customer base and commercial customers.

Revenues by service offering were as follows (dollars in thousands):

	Three Months Ended March 31,
	2004		2003		2004 over 2003
		% of		% of		%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Video	$20,832	75%	$20,540	78%	$292	1%
High-speed data	3,196	12%	2,145	8%	1,051	49%
Advertising sales	1,092	4%	1,043	4%	49	5%
Commercial	656	2%	552	2%	104	19%
Other	1,909	7%	2,004	8%	(95)	(5)%

	$27,685	100%	$26,284	100%	$1,401	5%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $0.3 million, or 1%, to $20.8 million for the three months ended March 31, 2004 as compared to $20.5 million for the three months ended March 31, 2003. The increase was primarily a result of price increases and an increase in analog and digital video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $1.1 million, or 49%, from $2.1 million three months ended March 31, 2003 to $3.2 million for the three months ended March 31, 2004. The increase was primarily the result of the addition of high-speed data customers within our existing service areas.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $49 thousand, or 5%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. For the three months ended March 31, 2004 and 2003, we received $39 thousand and $71 thousand, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed data services to our commercial customers. Commercial revenues increased $0.1 million, or 19%, from $0.6 million for the three months ended March 31, 2003 to $0.7 million for the three months ended March 31, 2004 primarily as a result of an increase in commercial high-speed data revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $0.1 million, or 5%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease was primarily a result of a decrease in installation revenue.

Operating Expenses. Operating expenses increased by $1.2 million, or 12%, from $10.6 million for the three months ended March 31, 2003 to $11.8 million for the three months ended March 31, 2004. Programming costs included in the accompanying condensed consolidated statements of operations were $7.7 million and $6.9 million, representing 30% and 29% of total operating costs and expenses for the three months ended March 31, 2004 and 2003, respectively. Key expense components as a percentage of revenues were as follows (dollars in thousands):

	Three Months Ended March 31,
	2004		2003		2004 over 2003
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
Programming	$7,664	28%	$6,908	26%	$756	11%
Advertising sales	577	2%	581	2%	(4)	(1)%
Service costs	3,565	13%	3,086	12%	479	16%

	$11,806	43%	$10,575	40%	$1,231	12%

Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programming. The increase in programming costs of $0.8 million, or 11%, was primarily a result of price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in analog and digital video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $0.4 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases, and we expect them to continue to increase because of a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase programming and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased incremental high-speed data revenues, advertising revenues and commercial services revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries and benefits and commissions. Advertising sales expenses decreased $4 thousand, or 1%, for the three months ended March 31, 2004 as compared to the corresponding period in 2003. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $0.5 million, or 16%, resulted primarily from additional activity associated with on-going infrastructure maintenance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.6 million from $4.6 million for the three months ended March 31, 2003 to $5.2 million for the three months ended March 31, 2004. Key components of expense as a percentage of revenues were as follows (dollars in thousands):

	Three Months Ended March 31,
	2004		2003		2004 over 2003
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
General and administrative	$4,634	17%	$4,465	17%	$169	4%
Marketing	546	2%	174	1%	372	214%

	$5,180	19%	$4,639	18%	$541	12%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $0.2 million, or 4%, resulted primarily from an increase of approximately $0.8 million in customer service costs and network related expenses. These increases were partially offset by a decrease in salary and benefit costs of approximately $0.5 million.

Marketing expenses increased $0.4 million, or 214%, as a result of introducing the “Get Hooked” national branding campaign related to our service offerings.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.1 million, or 2%, from $8.2 million for the three months ended March 31, 2003 to $8.3 million for the three months ended March 31, 2004. This increase was due primarily to an increase in depreciation expense related to additional capital expenditures in 2004 and 2003.

(Gain) Loss on Sale of Assets, Net. Gain on sale of assets of $1 thousand for the three months ended March 31, 2004 and the loss on sale of assets of $29 thousand for the three months ended March 31, 2003 represents the gain or loss realized on the sale of fixed assets.

Option Compensation Expense, Net. Option compensation expense of $0.2 million for the three months ended March 31, 2004 primarily represents the expense related to options granted following the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

Special Charges, net. Special charges of $0.2 million for the three months ended March 31, 2004 primarily represents litigation costs related to our portion of Charter’s tentative settlement of the South Carolina national class action suit, subject to final documentation and court approval and special charges of $0.2 million for the three months ended March 31, 2003, primarily represents severance and related costs of our on-going initiative to reduce our workforce. We expect to continue to record additional special charges in 2004 related to the reorganization of our operations.

Interest Expense, net. Interest expense increased $0.2 million, or 5%, to $2.8 million for the three months ended March 31, 2004 from $2.6 million for the three months ended March 31, 2003. This increase is a result of the accretion and cash interest associated with our senior discount notes.

Net Income (Loss). Net income decreased $0.9 million to a loss of $0.8 million for the three months ended March 31, 2004 from income of $0.1 million for the three months ended March 31, 2003 as a result of the combination of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities and capital requirements through cash flows from operating activities and capital contributions from our parent companies. The mix of funding sources changes from period to period, but for the three months ended March 31, 2004, 100% of our funding requirements were from cash flows from operating activities. During 2004, we expect to fund our liquidity and capital requirements primarily through cash flows from operating activities.

The principal amount of our senior notes was $114 million as of March 31, 2004. Since October 15, 2003, interest on the notes is payable semi-annually in arrears in cash at a rate of 10% per year. On April 15, 2003, the notes became redeemable at the option of the issuers thereof, in whole or in part, initially at 105% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006. Renaissance Media Group has fully and unconditionally guaranteed the notes.

The fair market value of the senior notes was $118 million as of March 31, 2004 and December 31, 2003. The fair market value of the senior notes is based on quoted market prices.

See the section entitled “Liquidity and Capital Resources” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report on Form 10-K for a description of our senior notes indenture, including certain terms, restrictions and covenants.

We expect to remain in compliance with the covenants under our indenture. We expect that cash flows from operating activities will be sufficient to satisfy our liquidity needs until maturity of the public notes. However, there can be no assurance that we will have access to sufficient capital to repay our public notes when they mature in 2008. Cash flows from operating activities may not be sufficient, on their own, to permit us to satisfy these obligations. Traditionally, we have relied on our parents’ ability to access the public debt and equity markets, as well as borrowings under our parents’ credit facilities, as a source of capital. There can be no assurance that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates’ debt obligations, which could adversely affect our parent companies’ ability to provide us with funding.

Increased funding requirements from customer demand for digital video and high-speed data services, or the need to offer other advanced services in certain of our markets in order to compete effectively could make us further reliant on our parent companies’ ability to make loans and capital contributions to us. If we are unable to receive adequate financing to fund operations, our financial condition and results of operations could suffer materially.

No assurances can be given that we will not experience liquidity problems because of adverse market conditions, increased competition or other unfavorable events, or if we do not obtain sufficient additional financing on a timely basis as our debt becomes due. If, at such time, additional capital or borrowing capacity is required beyond amounts internally generated by us, we would consider:

•	selling assets; or

•	seeking funding from our parent companies through the issuance of debt or equity by our parent companies, including Charter, Charter Holdings, CCH II, LLC, CCO Holdings, LLC or Charter Communications Operating, LLC, the proceeds of which could be loaned or contributed to us.

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

Historical Operating, Financing and Investing Activities

We held $0.2 million and $0.3 million in cash and cash equivalents as of March 31, 2004 and December 31, 2003, respectively.

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2004 and 2003 was $3 million and $4 million, respectively. Operating activities provided $1 million less cash during the three months ended March 31, 2004 compared to the corresponding period in 2003, primarily a result of an increase in cash interest expense of $3 million partially offset by changes in operating assets and liabilities that used $2 million less cash during the three months ended March 31, 2004 compared to the corresponding period in 2003.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2004 and 2003 was $3 million and $4 million, respectively. Investing activities used $1 million less cash during the three months ended March 31, 2004 compared to the corresponding period in 2003, primarily as a result of an increase of approximately $3 million in our change in liabilities related to capital expenditures, partially offset by an increase in purchases of property, plant and equipment of approximately $2 million.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $3 million and $2 million for the three months ended March 31, 2004 and 2003, respectively. The majority of the capital expenditures for the three months ended March 31, 2004 and 2003 related to our customer premise equipment.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities. In addition, during the three months ended March 31, 2004 and 2003, our liabilities related to capital expenditures increased $0.4 million and decreased $3 million, respectively.

During 2004, we expect to spend a total of $10 million to $20 million on capital expenditures. We expect that the nature of these expenditures will continue to shift from upgrade/rebuild to customer premise equipment and scalable infrastructure costs. We expect to fund capital expenditures for 2004 from cash flows from operating activities.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this quarterly report and in the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

Restrictive Covenants. The indenture governing our publicly held notes contains a number of significant covenants that could adversely impact our business. In particular, our indenture restricts our and our subsidiaries’ ability to:

•	make certain investments or acquisitions;

•	enter into related party transactions;

•	dispose of assets or merge;

•	incur additional debt;

•	issue equity;

•	repurchase or redeem equity interests and debt;

•	grant liens;

•	pledge assets; and

•	pay dividends or make other distributions.

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

As the principal amounts of our public notes become due in 2008, it is unclear whether we will have access to sufficient capital to satisfy these principal repayment obligations. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

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

Parent Level Liquidity Concerns. Our indirect parent companies have a substantial amount of debt. Any financial or liquidity problems of our indirect parent companies would likely cause serious disruption to our business and have a material adverse effect on our business and results of operations. Any such event would likely adversely impact our credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could require a change of control repurchase offer under our outstanding notes.

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits have been filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its directors and officers. Finally, two shareholders derivative suits were filed in Missouri State Court against Charter, its then current directors and its former independent auditor. These actions were consolidated during the fourth quarter of 2002. Additionally, on March 12, 2004, an action substantively identical to the Missouri State Court derivative suits was filed in the Missouri State Court. This case has not yet been consolidated with the other Missouri State Court derivative suits, but Charter expects that it will be in the future. The federal shareholders derivative suit, the Delaware class actions, the consolidated derivative suit and the new Missouri State Court derivative action each allege that the defendants breached their fiduciary duties.

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

Due to the inherent uncertainties of litigation and investigations, Charter cannot predict the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on our financial condition and results of operations or our liquidity.

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

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts, aggressive pricing, and the ability of DBS to provide certain services that we are in the process of developing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on our business.

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

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent, various commercial services that take advantage of cable’s broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

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

Long-Term Indebtedness - Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes following a change of control. A change of control under our public notes would require us to make an offer to repurchase our outstanding public notes. However, a failure by us to make or complete a change of control offer would place us in default of these agreements.

Regulation and Legislation. Cable system operations are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Additional legislation and regulation is always possible. For example, there has been considerable legislative interest recently in requiring cable operators to offer historically bundled programming services on an á la carte basis.

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

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part an FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision will likely be appealed, but it may possibly lead to cable operators having to contribute to the federal government’s universal service fund, to open access requirements, and to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

CONTINGENCIES

Securities Class Actions and Derivative Suits Against Charter. Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter, our manager and indirect parent, and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the ''Panel’’) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the ''Consolidated Federal Class Action’’) for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint have been filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Action were stayed until May 10, 2004. On May 11, 2004, the court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days.

On September 12, 2002, a shareholders derivative suit (the ''State Derivative Action’’) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”), against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. This case has not yet been consolidated with the State Derivative Action, but Charter expects that it will be in the future. Unspecified damages, allegedly on Charter’s behalf, are sought by plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the ''Federal Derivative Action’’), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action, the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the ''Delaware Class Actions’’). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes that the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. The Delaware Class Actions are substantively identical. Charter has informed us that no such transaction by Mr. Allen has been presented. Orders of dismissal without prejudice have been entered in each of the Delaware Class Actions.

All of the lawsuits discussed above are each in preliminary stages. No reserves have been established for potential losses or related insurance recoveries on these matters because Charter is unable to predict the outcome. Charter has advised us that it intends to vigorously defend the lawsuits.

Government Investigations. In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U. S. Attorney’s office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

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

Insurance. Charter has liability insurance coverage that we believe is available for the matters described above, where applicable, subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

Other Litigation. In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (''South Carolina Class Action’’), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were ''cable ready.’’ Charter Holdco removed this case to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter Holdco, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties participated in mediation with respect to this and related litigation. The mediator made a proposal to the parties. In May 2004, the parties to this and the related litigation accepted the mediator’s proposal and reached a tentative settlement. The tentative settlement remains subject to final documentation and court approval. As a result of the tentative settlement, we have recorded a special charge of $0.2 million in our condensed consolidated statement of operations for the three months ended March 31, 2004 related to our portion of the litigation costs.

Outcome. Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in any of these lawsuits or the government investigations could have a material adverse effect on our financial condition or results of operations.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our financial condition, results of operations or our liquidity.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

In addition to those matters disclosed under the heading “Contingencies” of Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	EXHIBITS

The index to the exhibits begins on page 26 of this quarterly report.

(b)	REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC

Dated: May 17, 2004	By:	CHARTER COMMUNICATIONS, INC.,

Registrants’ Manager

	By:	/s/ Michael P. Huseby

Name: Michael P. Huseby
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer) of Charter Communications, Inc.
(Manager); Renaissance Media Group LLC, Renaissance Media
(Louisiana) LLC; and Renaissance Media (Tennessee) LLC

	By:	/s/ Paul E. Martin

Name: Paul E. Martin
Title: Senior Vice President and Corporate Controller
(Principal Accounting Officer) of Charter Communications, Inc.
(Manager); Renaissance Media Group LLC; Renaissance Media
(Louisiana) LLC; and Renaissance Media (Tennessee) LLC

Dated: May 17, 2004	RENAISSANCE MEDIA CAPITAL CORPORATION

	By:	/s/ Michael P. Huseby

Name: Michael P. Huseby
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Paul E. Martin

Name: Paul E. Martin
Title: Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1+	Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to Charter Communications Holdings, LLC quarterly report on Form 10-Q filed on May 17, 2004 (File No. 333-77499)).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Management compensatory plan or arrangement