Form 10-K
period 2004-12-31
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 2005-03-31
CIK 1062363, 1062365, 1062367, 1062368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Transition Period From                      to                     .

Commission File Numbers:

RENAISSANCE MEDIA GROUP LLC*333-56679
RENAISSANCE MEDIA (LOUISIANA) LLC*333-56679-02
RENAISSANCE MEDIA (TENNESSEE) LLC*333-56679-01
RENAISSANCE MEDIA CAPITAL CORPORATION*333-56679-03

(Exact names of registrants as specified in their charters)

Delaware	14-1803051
Delaware	14-1801165
Delaware	14-1801164
Delaware	14-1803049

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri 63131	(314) 965-0555

(Address of principal executive offices including zip code)	(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity securities held by non-affiliates at June 30, 2004 was $0. All of the limited liability company membership interests of Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC are held by Renaissance Media Group LLC. All of the issued and outstanding shares of capital stock of Renaissance Media Capital Corporation are held by Renaissance Media Group LLC. All of the limited liability company membership interests of Renaissance Media Group LLC are held by Charter Communications, LLC (and indirectly by Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

Documents Incorporated By Reference
The following documents are incorporated into this Report by reference: None

* Registrants meet the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K and are therefore filing with the reduced disclosure format.

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC
RENAISSANCE MEDIA CAPITAL CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

This annual report on Form 10-K is for the year ended December 31, 2004. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to Renaissance Media Group LLC and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation unless the context requires otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in the “Focus for 2005” section under Part I, Item 1. “Business,” “Overview of Operations” and the “Liquidity and Capital Resources” sections under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or SEC, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data, telephony and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	the availability of funds to meet interest payment obligations under our and our indirect parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	our ability to comply with all covenants in our indenture, any violation of which would result in a violation of the indenture and could trigger a default of other obligations of our affiliates under cross-default provisions;

•	our and our indirect parent companies’ ability to pay or refinance debt as it becomes due;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, and the ability to reach a final approved settlement with respect to the putative class action, the unconsolidated class action, and derivative shareholders litigation against Charter Communications, Inc., our indirect parent, on the terms of the stipulations of settlement described herein;

•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this annual report.

PART I

Item 1. Business.

Introduction

Renaissance Media Group LLC (“Renaissance Media Group”), through its subsidiaries, is the owner and operator of cable systems. We are a wholly owned subsidiary of CCO NR Holdings, LLC (“CCO NR”), from which we receive funding as needed. As of December 31, 2004, we own and operate cable systems serving approximately 142,400 analog video customers. Through our broadband network of coaxial and fiber optic cable, we offer our customers traditional cable video programming (analog and digital, which we refer to as “video” service), high-speed cable Internet access (which we refer to as “high-speed data service”) and advanced broadband cable services (such as video on demand (“VOD”)).

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

At December 31, 2004, our investment in cable properties, long-term debt and total member’s equity were $365.9 million, $115.8 million and $197.3 million, respectively. Our debt-to-equity ratio and working capital deficit were 0.6 to 1 and $50.0 million at December 31, 2004, respectively. For the year ended December 31, 2004, our revenues and net loss were approximately $115.7 million and $31.8 million, respectively.

We are managed by Charter Communications, Inc. (“Charter”) and Charter Communications Holding Company, LLC (“Charter Holdco”) and pay a fee for their management services. See also Note 13 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis Missouri 63131. Our telephone number is (314) 965-0555 and information regarding us is available on Charter’s website accessible at www.charter.com. Since January 1, 2002, our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, have been made available on Charter’s website free of charge as soon as reasonably practicable after they have been filed. The information posted on Charter’s website is not incorporated into this annual report.

Recent Events

On January 17, 2005, Robert P. May was appointed as Interim President and Chief Executive Officer of Charter, replacing Carl E. Vogel who, effective on the same date, resigned his position as President, Chief Executive Officer and a member of the board of directors of Charter and each of Charter’s subsidiaries for which Mr. Vogel served as a director and officer. Additionally, Mr. May was appointed to the Executive Committee of Charter’s board of directors and will continue to serve on the board’s Strategic Planning Committee. He was also appointed as an officer and director of Charter’s subsidiaries for which Mr. Vogel was an officer and director. Charter’s board of directors has formed an Executive Search Committee to oversee Charter’s search for a permanent President and Chief Executive Officer.

Derek Chang, Charter’s Executive Vice President of Finance and Strategy and Interim co-Chief Financial Officer, has informed Charter of his intention to resign effective April 15, 2005.

Focus for 2005

Our principal financial goal is to maximize our return on invested capital. To do so, we will focus on increasing revenues, growing our customer base, improving customer retention and enhancing customer satisfaction by providing reliable, high-quality service offerings, superior customer service and attractive bundled offerings.

Specifically, in the near term, we are focusing on:

•	generating improvements in the overall customer experience in such critical areas as service delivery, customer care, and new product offerings;

•	developing more sophisticated customer management capabilities through investment in our customer care and marketing infrastructure, including targeted marketing capabilities;

•	executing growth strategies for new services, including digital simulcast, VOD, and digital video recorder service (“DVR”); and

•	managing our operating costs by exercising discipline in capital and operational spending.

We have begun an internal operational improvement initiative aimed at helping us gain new customers and retain existing customers, which is focused on customer care, technical operations and sales. We intend to increase efforts to focus management attention on instilling a customer service oriented culture throughout the company and to give those areas of our operations increased priority of resources for staffing levels, training budgets and financial incentives for employee performance in those areas.

We believe that our high-speed data service will continue to provide a substantial portion of our revenue growth in the near future. We also plan to continue to expand our marketing of high-speed data service to the business community, which we believe has shown an increasing interest in high-speed data service and private network services.

We believe we offer our customers an excellent choice of services through a variety of bundled packages, particularly with respect to our digital video and high-speed data services. Our digital platform enables us to offer a significant number and variety of channels, and we offer customers the opportunity to choose among groups of channel offerings, including premium channels, and to combine selected programming with other services such as high-speed data, high definition television (in selected markets) and VOD (in selected markets).

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

Item 3. Legal Proceedings.

Securities Class Actions and Derivative Suits

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects.

The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this annual report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a status and scheduling conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint were filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions were stayed until May 10, 2004. On May 11, 2004, the Court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days. On July 12, 2004, the parties submitted a joint motion to again extend the stay, this time until September 10, 2004. The Court granted that extension on July 20, 2004. On August 5, 2004, Stoneridge, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) which incorporate the terms of the August 5, 2004 Memorandum of Understanding.

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

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”), against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

The consolidated State Derivative Action is entitled:

•	Kenneth Stacey, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, Arthur Andersen, LLP and Charter Communications, Inc.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs in that case alleged that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by plaintiffs. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

This action is entitled:

•	Thomas Schimmel, Derivatively on behalf on Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William D. Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Arthur Andersen, LLP, and Charter Communications, Inc.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by the plaintiffs.

The Federal Derivative Action is entitled:

•	Arthur Cohn, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

As noted above, Charter entered into Memoranda of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memoranda of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. The Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144.0 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64.0 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40.0 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40.0 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5.0 million. In the event that the valuation formula in the Stipulations provides for a per share value of less than $2.25, Charter may elect to terminate the settlement. As part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. Documents related to the settlement of the Actions have now been executed and filed. On February 15, 2005, the United States District Court for the Eastern District of Missouri gave preliminary approval to the settlement of the Actions. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal with prejudice of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action.

In addition to the Federal Class Actions, the State Derivative Action(s), the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits were filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. We believe the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits, which are substantively identical, were brought on behalf of Charter’s securities holders as of July 29, 2002, and sought unspecified damages and possible injunctive relief. However, no such transaction by Mr. Allen has been presented. On April 30, 2004, orders of dismissal without prejudice were entered in each of the Delaware Class Actions.

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

Government Investigations

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and are awaiting sentencing. Charter has informed us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC issued a formal order of investigation dated January 23, 2003, and subsequently served document and testimony subpoenas on Charter and a number of its former employees. The investigation and subpoenas generally concerned Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. On July 27, 2004, the SEC and Charter reached a final agreement to settle the investigation. In the Settlement Agreement and Cease and Desist Order, Charter agreed to entry of an administrative order prohibiting any future violations of United States securities laws and requiring certain other remedial internal practices and public disclosures. Charter neither admitted nor denied any wrongdoing, and the SEC assessed no fine against Charter.

Indemnification

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now settled SEC investigation and the above described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals by Charter for the grand jury investigation, SEC investigation and class action and related lawsuits.

Other Litigation

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the “South Carolina Class Action”), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” A substantively identical case was filed in the Superior Court of Athens — Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have, but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts ruled that until a final judgment was entered against Charter Holdco, they lacked jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, we recorded a special charge of $0.2 million in our consolidated statement of operations in the first quarter of 2004. On July 8, 2004, the Superior Court of Athens — Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request. On November 10, 2004, the court granted final approval of the settlement, rejecting positions advanced by two objectors to the settlement. On December 13, 2004 the court entered a written order formally approving that settlement. On January 11, 2005, certain class members appealed the order entered by the Georgia court. Those objectors voluntarily dismissed their appeal with prejudice on February 8, 2005. On February 9, 2005, the South Carolina Court of Common Pleas entered a court order of dismissal for the South Carolina Class Action. Additionally, one of the objectors to this settlement recently filed a similar, but not identical, lawsuit.

The South Carolina Class Action was entitled:

•	Nikki Nicholls and Geraldine M. Barber, on behalf of themselves and all others similarly situated v. Charter Communications Holding Company, LLC and City of Spartanburg filed on October 29, 2001.

The Georgia Class Action was entitled:

•	Emma S. Tobar, Nikki Nicholls, Geraldine M. Barber and April Jones, on behalf of themselves and all others similarly situated v. Charter Communications Holding Company, LLC, et al, originally filed on March 26, 2002.

Outcome

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(A) Market Information

There is no established trading market for the equity interests of Renaissance Media Group, Capital, Louisiana or Tennessee.

(B) Holders

Charter Holdings owns indirectly all of the limited liability company membership interests of the registrants.

(C) Dividends

We record distributions when management fees charged to us exceed expenses incurred on our behalf. We did not pay distributions for the years ended December 31, 2004 and 2003. Our ability to pay distributions is limited under the terms of covenants in the indenture governing our outstanding senior discount notes.

(D) Recent Sales of Unregistered Securities

No unregistered equity securities of Renaissance Media Group, Capital, Louisiana or Tennessee were sold by such entities during the fourth quarter of the year ended December 31, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Certain Trends and Uncertainties” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of Charter Communications, Inc. and subsidiaries as of and for the years ended December 31, 2004, 2003 and 2002, and the annual report on Form 10-K of Charter Holdings for the year ended December 31, 2004.

Introduction

The industry’s and our most significant operational challenges in 2004 included competition from DBS providers and DSL service providers. We believe that competition from DBS has resulted in net analog video customer losses and decreased growth rates for digital video customers. Competition from DSL providers combined with limited opportunities to expand our customer base has resulted in decreased growth rates for high-speed data customers. In the recent past, we have grown revenues by offsetting video customer losses with price increases and sales of incremental advanced services such as high-speed data, video on demand, digital video recorders and high definition television. We expect to continue to grow revenues through continued growth in high-speed data and incremental new services including VOIP telephony, high definition television, VOD and DVR service.

For the year ended December 31, 2004, our loss from operations, which includes depreciation and amortization expense and impairment of franchises but excludes interest expense, was $15.0 million. For the year ended December 31, 2003, our income from operations was $11.2 million. We had a negative operating margin (defined as income (loss) from operations divided by revenues) of 13% for the year ended December 31, 2004. For the year ended December 31, 2003, we had an operating margin of 10%. The decline in income from operations and operating margins from 2003 to 2004 was principally due to the impairment of franchises of $21.0 million recorded in the third quarter of 2004. Operating margins for the year ended December 31, 2004 compared to the year ended December 31, 2003 were also negatively impacted by increases in programming and service costs.

Our outstanding public notes require us to pay cash interest each April and October and mature in 2008. We expect that we will rely on loans and capital contributions from our indirect parent companies to repay our public notes at maturity. However, there can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in thousands):

	Year Ended December 31,
	2004		2003
Revenues	$115,711	100%	$107,474	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	48,776	42%	44,019	41%
Selling, general and administrative	22,967	20%	19,590	18%
Depreciation and amortization	35,456	31%	32,467	30%
Impairment of franchises	21,014	18%	—	—
Acquisition liability settlements	—	—	(402)	—
Loss on sale of fixed assets, net	296	—	642	1%
Special charges, net	2,248	2%	—	—

	130,757	113%	96,316	90%

Income (loss) from operations	(15,046)	(13)%	11,158	10%

Other income and expenses:
Interest expense, net	(11,024)		(10,835)

Income (loss) before cumulative effect of accounting change	(26,070)		323

Cumulative effect of accounting change	(5,744)		—

Net income (loss)	$(31,814)		$323

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. Revenues increased by $8.2 million, or 8%, from $107.5 million for the year ended December 31, 2003 to $115.7 million for the year ended December 31, 2004. This increase is principally the result of increases in the number of digital video and high-speed data customers as well as price increases for video and high-speed data services, and is offset partially by a decrease in analog video customers. Our goal is to increase revenues by improving customer service which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of our customers who purchase high-speed data services, digital video and advanced products and services such as VOIP telephony, VOD, high definition television and DVR service.

Revenues by service offering were as follows (dollars in thousands):

	Year Ended December 31,
	2004		2003		2004 over 2003
		%of		% of		%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Video	$83,934	73%	$81,967	77%	$1,967	2%
High-speed data	14,415	12%	9,895	9%	4,520	46%
Advertising sales	5,805	5%	5,504	5%	301	5%
Commercial	3,017	3%	2,355	2%	662	28%
Other	8,540	7%	7,753	7%	787	10%

	$115,711	100%	$107,474	100%	$8,237	8%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $2.0 million, or 2%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was primarily the result of price increases and an increase in digital video customers, partially offset by a decline in analog video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $4.5 million, or 46%, from $9.9 million for the year ended December 31, 2003 to $14.4 million for the year ended December 31, 2004. The increase was primarily the result of an increase in the average number of customers receiving high-speed data services and increase in average price of the service.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $0.3 million, or 5%, from $5.5 million for the year ended December 31, 2003 to $5.8 million for the year ended December 31, 2004, primarily as a result of an increase in national advertising campaigns and election related advertising. For the years ended December 31, 2004 and 2003, we received $0.3 million and $0.3 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed data services to our commercial customers. Commercial revenues increased $0.7 million, or 28%, from $2.4 million for the year ended December 31, 2003 to $3.0 million for the year ended December 31, 2004, primarily as a result of an increase in commercial high-speed data revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $0.8 million, or 10%, from $7.8 million for the year ended December 31, 2003 to $8.5 million for the year ended December 31, 2004. The increase was primarily the result of an increase in home shopping and infomercial revenue and franchises fees.

Operating expenses. Operating expenses increased by $4.8 million, or 11%, from $44.0 million for the year ended December 31, 2003 to $48.8 million for the year ended December 31, 2004. Programming costs included in the accompanying consolidated statements of operations were $30.9 million and $27.5 million, representing 63% and 63% of total operating expenses for the years ended December 31, 2004 and 2003, respectively. Key expense components as a percentage of revenues were as follows (dollars in thousands):

	Year Ended December 31,
	2004		2003		2004 over 2003
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
Programming	$30,874	27%	$27,540	26%	$3,334	12%
Advertising sales	2,361	2%	2,504	2%	(143)	(6%)
Service	15,541	13%	13,975	13%	1,566	11%

	$48,776	42%	$44,019	41%	$4,757	11%

Programming costs consist primarily of costs paid to programmers for analog, premium and digital channels and pay-per-view programming. The increase in programming costs of $3.3 million, or 12%, was a result of price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital video customers, partially offset by a decrease in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $1.7 million and $1.8 million for the years ended December 31, 2004 and 2003, respectively.

In every year we have operated, our cable programming costs have increased in excess of the U.S. inflation and cost-of-living increases, and we expect them to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers, and increased costs to purchase or produce programming. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed data revenues, advertising revenues and commercial service revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses remained virtually unchanged for the year ended December 31, 2004 compared to the year ended December 31, 2003. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rental expense. The increase in service costs of $1.6 million, or 11%, resulted primarily from additional activity associated with ongoing infrastructure maintenance.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.4 million, or 17%, from $19.6 million for the year ended December 31, 2003 to $23.0 million for the year ended December 31, 2004. Key components of expense as a percentage of revenues were as follows (dollars in thousands):

	Year ended December 31,
	2004		2003		2004 over 2003
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
General and administrative	$20,619	18%	$18,145	17%	$2,474	14%
Marketing	2,348	2%	1,445	1%	903	62%

	$22,967	20%	$19,590	18%	$3,377	17%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $2.5 million, or 14%, resulted primarily from increases in call center costs of $2.3 million and bad debt expense of $0.9 million offset by decreases in costs associated with salaries and benefits of $1.0 million.

Marketing expenses increased $0.9 million, or 62%, as a result of an increased investment in marketing and branding campaigns.

Depreciation and amortization. Depreciation and amortization expense increased by $3.0 million, or 9%, from $32.5 million for the year ended December 31, 2003 to $35.5 million for the year ended December 31, 2004. The increase in depreciation related to an increase in capital expenditures.

Impairment of franchises. We performed an impairment assessment during the third quarter of 2004. The use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation, primarily as a result of increased competition, led to the recognition of a $21.0 million impairment charge for the year ended December 31, 2004.

Acquisition liability settlements. Acquisition liability settlements of $0.4 million for the year ended December 31, 2003 represents the reversal of estimated liabilities recorded in connection with prior business combinations, which, based on an evaluation of current facts and circumstances, are no longer required.

Loss on sale of fixed assets, net. Loss on sale of fixed assets of $0.3 million and $0.6 million for the years ended December 31, 2004 and 2003, respectively, represents the losses realized on the disposition of fixed assets.

Special charges, net. Special charges of $2.2 million for the year ended December 31, 2004 represents approximately $2.1 million of aggregate value of the Charter Class A common stock and warrants to purchase Charter Class A common stock contemplated to be issued as part of a settlement of the consolidated federal class actions, state derivative actions and federal derivative action lawsuits and approximately $0.1 million of litigation costs related to the tentative settlement of a South Carolina national class action suit, all of which settlements are subject to final documentation and court approval. We expect to continue to record additional special charges in 2005 related to the continued reorganization of our operations.

Interest expense, net. Net interest expense increased $0.2 million from $10.8 million to $11.0 million, or 2%, in 2004 compared to 2003. This increase is the result of the accretion and cash interest associated with our senior discount notes.

Cumulative effect of accounting change. Cumulative effect of accounting change of $5.7 million in 2004 represents the impairment charge recorded as a result of our adoption of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill.

Net income (loss). Net loss increased $32.1 million from net income of $0.3 million to net loss of $31.8 million for the year ended December 31, 2004 compared to 2003, as a result of the combination of factors described above. The impact to net loss in 2004 of the impairment of franchises and the cumulative effect of accounting change was to increase net loss by $26.8 million in 2004. The impact of the acquisition liability settlements was to increase net income by $0.4 million in 2003.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund debt service costs, distributions to our parent companies, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities and capital contributions from our indirect parent companies. The mix of funding sources changes from period to period. For the year ended December 31, 2004, we generated $19.5 million of net cash flows from operating activities. During 2005, we expect to fund our liquidity and capital requirements primarily through cash flows from operating activities.

The following table summarizes our payment obligations as of December 31, 2004 under our long-term debt and certain other contractual obligations and commitments (dollars in thousands).

		Payment by Period
		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years
Contractual Obligations
Long-Term Debt (1)	$114,413	$—	$—	$114,413	$—
Long-Term Debt Interest Payments (2)	40,045	11,441	22,883	5,721	—
Operating Lease Obligations (1)	1,151	162	291	247	451

Total	$155,609	$11,603	$23,174	$120,381	$451

(1)	The table presents maturities of long-term debt outstanding as of December 31, 2004. Refer to notes 8 and 14 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(2)	Interest payments on variable debt are estimated using amounts outstanding at December 31, 2004 and the average implied forward London Interbank Offering Rate (LIBOR) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2004. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•	We rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2004, 2003 and 2002, was approximately $1.3 million, $1.2 million and $1.1 million, respectively.

•	We pay franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. We also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise related costs included in the accompanying statement of operations were approximately $4.2 million, $4.0 million and $3.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

•	Our parent companies negotiate and enter into programming agreements covering all of their subsidiaries, including us. We pay programming fees under these multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statements of operations were $30.9 million, $27.5 million and $25.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The principal amount of our senior notes was $114.4 million as of December 31, 2004. There was no payment of any interest in respect of the notes prior to October 15, 2003. Since October 15, 2003, interest on the notes is payable semi-annually in arrears in cash at a rate of 10% per year. On April 15, 2003, the notes became redeemable at the option of the issuers thereof, in whole or in part, initially at 105% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006. Renaissance Media Group has fully and unconditionally guaranteed the notes.

The fair market value of the senior notes was $117.8 million and $118.5 million as of December 31, 2004 and 2003,

respectively. The fair market value of the senior notes is based on quoted market prices.

We expect to remain in compliance with the covenants under our indenture. We expect that cash flows from operating activities will be sufficient to satisfy our liquidity needs until maturity of the public notes. However, if cash flows from operating activities are not sufficient, there can be no assurance that we will have access to sufficient capital to repay our public notes when they mature in 2008. Cash flows from operating activities may not be sufficient, on their own, to permit us to satisfy these obligations. Traditionally, we have relied on our indirect parent companies’ ability to access the public debt and equity markets, as well as borrowings under our indirect parent companies’ credit facilities, as a source of capital. There can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates’ debt obligations, which could adversely affect our indirect parent companies’ ability to provide us with funding.

Increased funding requirements from customer demand for digital video and high-speed data services, or the need to offer other advanced services in certain of our markets in order to compete effectively could make us further reliant on our indirect parent companies’ ability to make loans and capital contributions to us. If we are unable to receive adequate financing to fund operations, our financial condition and results of operations could suffer materially.

No assurances can be given that we will not experience liquidity problems because of adverse market conditions, increased competition or other unfavorable events, or if we do not obtain sufficient additional financing on a timely basis as our debt becomes due. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through our indirect parent companies’ existing credit facilities or in traditional debt or equity financings, we would consider:

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets; or

•	seeking funding from our indirect parent companies, including from, the issuance of debt or equity by our indirect parent companies, including Charter, Charter Holdings, CCH II, LLC, CCO Holdings, LLC or Charter Communications Operating, LLC, the proceeds of which could be loaned or contributed to us.

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

Although, Paul G. Allen, Charter’s principal shareholder, and his affiliates have purchased equity from Charter and Charter Holdco in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity or contribute or lend funds to us or to our indirect parent companies or subsidiaries in the future. See “— Certain Trends and Uncertainties.”

Historical Operating, Financing and Investing Activities

We held $0.2 million and $0.3 million in cash and cash equivalents as of December 31, 2004 and 2003, respectively.

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2004 and 2003 was $19.5 million and $14.2 million, respectively. Net cash flows from operating activities provided $5.2 million more cash in 2004 than in 2003 primarily as a result of changes in operating assets and liabilities that used $8.7 million less cash during the year ended December 31, 2004 compared to the corresponding period in 2004 partially offset by an increase in cash interest expense of $3.3 million.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2004 and 2003 was $19.5 million and $14.0 million, respectively. Investing activities used $5.5 million more cash during the year ended December 31, 2004 than the corresponding period in 2003 primarily as a result of an increase in purchases of property, plant and equipment of approximately $9.0 million, partially offset by an increase of approximately $2.3 million in our change in accrued expenses related to capital expenditures.

Capital Expenditures

We have significant ongoing capital expenditure requirements. However, we experienced a significant decline in such requirements starting in 2003. This decline was primarily the result of a substantial reduction in rebuild costs as our network had been largely upgraded and rebuilt in prior years. Capital expenditures, excluding acquisitions of cable systems, were $19.8 million and $10.9 million for the years ended December 31, 2004 and 2003, respectively. The majority of the capital expenditures in 2004 and 2003 related to our customer premise equipment costs.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities. In addition, during the years ended December 31, 2004 and 2003, our liabilities related to capital expenditures increased $0.3 million and decreased $2.0 million, respectively.

Capital expenditures are expected to increase in 2005 compared to 2004 as a result of the deployment of advanced digital boxes. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment and for scalable infrastructure costs. We expect to fund capital expenditures for 2005 primarily from cash flows from operating activities.

Indenture Restrictions and Covenants

The following description is a summary of certain material provisions of our public notes. The summary does not restate the terms of the public notes in their entirety, nor does it describe all terms of the public notes. The instruments governing the public notes are complicated and you should consult such instruments for more detailed information regarding our public notes. Our public notes are listed as exhibits to this annual report. Generally, these restrictions apply to us and to our restricted subsidiaries, which are currently all of our subsidiaries.

Change of Control. In the event of a specified change of control, we must offer to repurchase any then outstanding public notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any. See “-Certain Trends and Uncertainties — Long-Term Indebtedness — Change of Control Payments.”

Limitation on Indebtedness. The indenture contains a number of significant covenants that could adversely impact our business. In particular, our indenture restricts our and our subsidiaries’ ability to:

•	incur additional debt;

•	pay dividends on equity or repurchase equity;

•	make investments;

•	sell all or substantially all of our assets or merge with or into other companies;

•	sell assets;

•	enter into sale-leasebacks;

•	in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee the bond issuers’ debt, or issue specified equity interests;

•	engage in certain transactions with affiliates; and

•	grant liens.

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

Our restricted subsidiaries are not permitted to guarantee or pledge assets to secure our debt or the debt of our restricted subsidiaries, unless the guarantying subsidiary issues a guarantee of our notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction.

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

Restrictive Covenants. The indenture governing our publicly held notes contains a number of significant covenants that could adversely impact our business. In particular, our indenture restricts our and our subsidiaries’ ability to:

•	incur additional debt;

•	pay dividends on equity or repurchase equity;

•	make investments;

•	sell all or substantially all of our assets or merge with or into other companies;

•	sell assets;

•	enter into sale-leasebacks;

•	in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee the bond issuers’ debt, or issue specified equity interests;

•	engage in certain transactions with affiliates; and

•	grant liens.

Our ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the indenture governing our publicly held notes, which could result in acceleration of such notes and in certain cases, could result in cross-defaults under our affiliates’ debt obligations. Any default under our indenture might adversely affect our growth, our financial condition and our results of operations and the ability to make payments on our publicly held notes. For more information, see the section above entitled “Liquidity and Capital Resources.”

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

If our business does not generate sufficient cash flow from operating activities, and sufficient future contributions are not available to us from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or fund our other liquidity and capital needs.

If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not have terms that are materially disadvantageous to our existing debt holders. Although Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity or contribute or lend funds to us or to our indirect parent companies or subsidiaries in the future.

If we or our indirect parent companies are unable to raise needed capital, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

For more information, see the section above entitled “Liquidity and Capital Resources.”

Parent Company Liquidity Concerns. Our long-term financing as of December 31, 2004 consists of $114.4 million principal amount of senior discount notes which become due in 2008. We expect to rely on capital contributions from our indirect parent companies to repay the principal amount of our public notes at maturity. However, there can be no assurances that our indirect parent companies will have sufficient liquidity to satisfy this payment when due. Our parent companies have a significant amount of debt and may incur additional debt in the future. In 2005 and 2006, $30.0 million and $185.9 million, respectively, of our indirect parent companies’ debt will mature. Cash flows from operating activities and amounts available under the Charter Operating credit facilities may not be sufficient to fund our and our parent companies’ operations and satisfy our parent companies’ principal repayment obligations that come due in 2006 and, we believe, will not be sufficient to fund our parent companies’ operations and satisfy such repayment obligations thereafter. Each of our indirect parent companies’ debt has certain covenants which may restrict their ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations.

Because Charter is our manager, any financial or liquidity problems of Charter could cause serious disruption to our business and have a material adverse effect on our business and results of operations. Any such event could adversely impact our own credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could result in an event of default under the Charter Operating credit facilities and would require a change of control repurchase offer under our outstanding notes.

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits have been filed in the U.S. District Court for the Eastern District of Missouri against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of shareholder derivative lawsuits have been filed against Charter in the same and other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri against Charter and its then current directors. Also, three shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor. These state court actions have been consolidated. The federal shareholders derivative suit and the consolidated derivative suit each alleged that the defendants breached their fiduciary duties.

Charter recently entered into Stipulations of Settlement setting forth proposed terms of settlement for the above described Delaware class actions and derivative suits. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal with prejudice of the consolidated derivative actions now pending in Missouri state court, which are related to the Federal Derivative Action. Additionally, a portion of the settlement is to be paid in shares of Charter’s Class A common stock with a value of $45.0 million (includes shares issuable to insurance carriers) and warrants to purchase Charter’s Class A common stock valued at $40.0 million, with such values in each case determined by formulas set forth in the Stipulations of Settlement. If the price of Charter’s common stock declines, additional shares will be required in order to fulfill this commitment. Charter has the right but not the obligation to terminate the settlements if the value of its common stock (under the above-described formula) is less than $2.25. For more information, see “Item 3 — Legal Proceedings.”

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how it reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and are awaiting sentencing. Charter has informed us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC issued a formal order of investigation dated January 23, 2003, and subsequently served document and testimony subpoenas on Charter and a number of its former employees. The investigation and subpoenas generally concerned Charter’s prior reports with respect to its determination of the number of customers and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. On July 27, 2004, the SEC and Charter reached a final agreement to settle the investigation. In the Settlement Agreement and Cease and Desist Order, Charter agreed to entry of an administrative order prohibiting any future violations of United States securities laws and requiring certain other remedial internal practices and public disclosures. Charter neither admitted nor denied any wrongdoing, and the SEC assessed no fine against Charter.

Moreover, due to the inherent uncertainties of litigation and investigations, and due to the remaining conditions to the finalization of our anticipated settlements, Charter cannot predict with certainty the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits or the government investigation described above could result in substantial potential liabilities and have a material adverse effect on our consolidated financial condition and results of operations or our liquidity. Further, these proceedings, and Charter’s actions in response to these proceedings, could result in substantial additional defense costs and the diversion of management’s attention, and could adversely affect our ability to execute our business and financial strategies.

Competition. The industry in which we operate is highly competitive, and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts, aggressive pricing, and the ability of DBS to provide certain services that we are in the process of developing, has had an adverse impact on our ability to retain customers.

DBS has grown rapidly over the last several years and continues to do so. The cable industry, including Charter, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems may service a higher concentration of such areas than those of other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us, and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that will enable them to begin providing video services, as well as telephony and high-bandwidth Internet access services, to residential and business customers. Some of these telephone companies have obtained, and are now seeking, franchises that are less burdensome than existing Charter franchises. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on the value of our business and its performance.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. DSL service is competitive with high-speed data service over cable systems. Telephone companies (which already have telephone lines into the household, an existing customer base and other operational functions in place) and other companies offer DSL service. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced-price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire additional digital set-top terminals. Customers who subscribe to our services as a result of these offerings may not remain customers for any significant period of time following the end of the promotional period. A failure to retain existing customers and customers added through promotional offerings or to collect the amounts they owe us could have an adverse effect on our business and financial results.

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

Long-Term Indebtedness -Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes following a change of control. A change of control under our public notes would require us to make an offer to repurchase our outstanding public notes. However, a failure by us to make or complete a change of control offer would place us in default of these agreements.

Streamlining of Operations. In the past, Charter (our manager) experienced rapid growth from acquisitions of a number of smaller cable operators and the rapid rebuild and rollout of advanced services. Our future success will depend in part on Charter’s ability to standardize and streamline our operations. The failure to implement a consistent corporate culture and management, operating or financial systems or procedures necessary to standardize and streamline our operations and effectively operate our enterprise could have a material adverse effect on our business, results of operations and financial condition. In addition, Charter’s ability to properly manage our operations will be impacted by Charter’s ability to attract, retain and incentivize experienced, qualified, professional management.

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent various commercial services that take advantage of cable’s broadband capacity. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, the technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. If it is determined that the product or service being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase or produce programming. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of December 31, 2004, approximately 10% of Charter’s current programming contracts were expired and approximately another 34% are scheduled to expire by the end of 2005. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers. In addition, our inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Notes Price Volatility. The market price of our and our indirect parent companies’ publicly traded notes has been and is likely to continue to be highly volatile. We expect that the price of these securities may fluctuate in response to various factors, including the factors described in this section and various other factors, which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any change in our debt ratings; the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules or interpretations; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable industry securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company’s securities, and several purported class action lawsuits were filed against Charter in 2001 and 2002, following a decline in its stock price. See “Item 3. Legal Proceedings.”

Economic Slowdown; Global Conflict. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues, and also could affect our ability to collect accounts receivable and maintain customers. Reductions in operating revenues would likely negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

Regulation and Legislation. Cable system operations are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Additional legislation and regulation is always possible. There have been recent calls to impose indecency restrictions on cable networks.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision on February 10, 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision could be appealed or Congress could legislate additional carriage obligations.

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part an FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part

“information service.” The decision has been appealed to the United States Supreme Court. However, if it is not reversed, the decision may lead to our having to contribute to the federal government’s universal service fund, to comply with open access requirements, and to subject our high-speed data operations generally to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued the revised SFAS No. 123, Share-Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will be effective for us beginning July 1, 2005. Because we adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, we do not expect this revised standard to have a material impact on our financial statements.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, the related notes thereto, and the reports of independent auditors are included in this annual report beginning on page F-1.

Separate financial statements for Capital have not been presented as Capital had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Interim Chief Executive Officer and Interim Co-Chief Financial Officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Interim Chief Executive Officer and Interim Co-Chief Financial Officers concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, Charter’s management believes that its controls do provide such reasonable assurance.

Item 9B. Other Information.

None.

PART IV

Item 14. Principal Accounting Fees and Services.

Audit Fees

During the years ended December 31, 2004 and 2003, we incurred fees and related expenses for professional services rendered by KPMG LLP (“KPMG”) for the audits of our financial statements for the applicable year and for the review of our interim financial statements totaling approximately $67,000 and $50,000, respectively. We have derived these fees by allocating the KPMG fees associated with the audit of Charter and its subsidiaries, including us. The allocation is based on a ratio of our analog video customers to the total analog video customers of Charter.

Charter’s Audit Committee appoints, retains, compensates and oversees the registered public accountants (subject, if applicable, to board of director and/or shareholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended, with registered public accountants. Pre-approvals of non-audit services are sometimes delegated to a single member of Charter’s Audit Committee. However, any pre-approvals made by Charter’s Audit Committee’s designee are presented at Charter’s Audit Committee’s next regularly scheduled meeting. Charter’s Audit Committee has an obligation to consult with management on these matters. Charter’s Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2004 and 2003. Each year, including 2004, with respect to the proposed audit engagement, Charter’s Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

In its capacity as a committee of Charter’s Board, Charter’s Audit Committee oversees the work of the registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The registered public accounting firm reports directly to Charter’s Audit Committee. In performing its functions, Charter’s Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of Charter’s Audit Committee charter. For more detail of Charter’s Audit Committee’s authority and responsibilities, see Charter’s Audit Committee charter set forth in Appendix A of its 2004 Proxy Statement filed with the SEC on June 25, 2004.

Item 15. Exhibits and Financial Statement Schedules.

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

(3)	Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

Exhibit
Number	Description

3.1	Certificate of Incorporation of Renaissance Media Capital Corporation and all amendments thereto (incorporated by reference to the Exhibit 3.1 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital

Exhibit
Number	Description

Corporation on Form S-4 filed on June 12, 1998 (File No. 333-56679)).

3.2	By-laws of Renaissance Media Capital Corporation (incorporated by reference to the Exhibit 3.2 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333-56679)).

3.3	Certificate of Formation of Renaissance Media (Louisiana) LLC (incorporated by reference to the Exhibit 3.3 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333- 56679)).

3.4	Certificate of Formation of Renaissance Media (Tennessee) LLC (incorporated by reference to the Exhibit 3.5 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333- 56679)).

3.5	Certificate of Formation of Renaissance Media Group LLC (incorporated by reference to the Exhibit 3.7 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333- 56679)).

3.6	Amended and Restated Limited Liability Agreement of Renaissance Media Group LLC, dated April 29, 1999 (incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation filed on May 17, 1999 (File No. 333-56679)).

3.7	Amended and Restated Limited Liability Agreement of Renaissance Media (Louisiana) LLC, dated April 29, 1999 (incorporated by reference to Exhibit 3.10 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation filed on May 17, 1999 (File No. 333-56679)).

3.8	Amended and Restated Limited Liability Agreement of Renaissance Media (Tennessee) LLC, dated April 29, 1999 (incorporated by reference to Exhibit 3.11 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation filed on May 17, 1999 (File No. 333-56679)).

3.9	Amended and Restated Limited Liability Agreement of Renaissance Media LLC, dated April 30, 1999 (incorporated by reference to Exhibit 3.12 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation filed on May 17, 1999 (File No. 333-56679)).

3.10	Certificate of Formation of Renaissance Media LLC (incorporated by reference to Exhibit 3.4 of the annual report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) and Renaissance Media Capital Corporation filed March 30, 2000 (File No. 333-56679)).

4.1	Indenture dated as of April 9, 1998, by and among Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust Company of New York, as Trustee (incorporated by reference to the Exhibit 4.1 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333-56679)).

10.1(a)+	Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter

Exhibit
Number	Description

Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.1(b)+	Assumption Agreement regarding Option Plan, dated as of May 25, 1999, by and between Charter Communications Holdings, LLC and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

10.1(c)+	Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.1(d)+	Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.1(e)+	Amendment No. 3 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.1(f)+	Amendment No. 4 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.2(a)+	Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.2(b)+	Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.2(c)+	Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.2(d)+	Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.2(e)+	Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.2(f)+	Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.2(g)+*	Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan.

10.3(a)+	Letter Agreement, dated May 25, 1999, between Charter Communications, Inc. and Marc Nathanson (incorporated by reference to Exhibit 10.36 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

10.3(b)+	Letter Agreement, dated March 27, 2000, between CC VII Holdings, LLC and Marc Nathanson, amending the Letter Agreement dated May 25, 1999 (incorporated by reference to Exhibit 10.13(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

Exhibit
Number	Description

10.4(a)+	Employment Offer Letter, dated December 2, 2003 by and between Charter Communications, Inc. and Derek Chang (incorporated by reference to Exhibit 10.24 to the annual report on Form 10-K of Charter Communications, Inc. filed on March 15, 2004 (File No. 000-27927)).

10.4(b)+	Amendment to Employment Offer Letter, dated January 27, 2005, by and between Charter Communications, Inc. and Derek Chang (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed January 28, 2005 (File No. 000-27927)).

10.5+	Separation Agreement and Release for Margaret A. Bellville, dated as of September 16, 2004 (incorporated by 4, reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 2004 (File No. 000-27927)).

10.6+	Executive Services Agreement, dated as of January 17, 2005, between Charter Communications, Inc. and Robert P. May (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 21, 2005 (File No. 000-27927)).

10.7+	Separation Agreement and Release for Steven A. Schumm, dated as of February 8, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 11, 2005 (File No. 000-27927)).

10.8+	Separation Agreement and Release for Carl E. Vogel, dated as of February 17, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 22, 2005 (File No. 000-27927)).

10.9+	Separation Agreement and Release for Thomas A. Cullen, dated as of March 15, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on March 17, 2005 (File No. 000-27927)).

10.10+	Description of Charter Communications, Inc. 2005 Executive Bonus Plan (incorporated by reference to Exhibit 10.51 to the annual report on Form 10-K filed by Charter Communications, Inc. on march 3, 2005 (File No. 000-27927)).

14.1	Code of Conduct adopted January 28, 2003 (incorporated by reference to Exhibit 14.1 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

31.1*	Certificate of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Interim co-Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities. Exchange Act of 1934.

31.3*	Certificate of Interim co-Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim co-Chief Financial Officer).

32.3*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim co-Chief Financial Officer).

*	Documents attached.

+	Management compensatory plan or arrangement.

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

No annual reports or proxy materials were sent to the registrants’ security holders during the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA)
RENAISSANCE MEDIA (TENNESSEE) LLC
Registrants
By: CHARTER COMMUNICATIONS, INC., Registrants’ Manager
Date: March 31, 2005	By:	/s/ Robert P. May

Robert P. May
Interim President and Chief Executive Officer

RENAISSANCE MEDIA CAPITAL CORPORATION Registrant
Date: March 31, 2005	By:	/s/ Robert P. May
Robert P. May
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul G. Allen	Chairman of the Board of Directors,	March 31, 2005
Paul G. Allen	Charter Communications, Inc.

/s/ Robert P. May	Interim President, Chief Executive Officer,	March 31, 2005
Robert P. May	Director (Principal Executive Officer)
Charter Communications, Inc.,
Charter Communications Holdings Capital Corporation

/s/ Derek Chang	Executive Vice President and Interim	March 31, 2005
Derek Chang	Co-Chief Financial Officer
(Co-Principal Financial Officer)

/s/ Paul E. Martin	Interim Co-Chief Financial Officer,Senior Vice President	March 31, 2005
Paul E. Martin	and Corporate Controller (Co-Principal Financial Officer
and Principal Accounting Officer)

/s/ W. Lance Conn	Director, Charter Communications, Inc.	March 31, 2005
W. Lance Conn

/s/ Jonathan L. Dolgen	Director, Charter Communications, Inc.	March 31, 2005
Jonathan L. Dolgen

/s/ David C. Merritt	Director, Charter Communications, Inc.	March 31, 2005
David C. Merritt

/s/ Marc B. Nathanson	Director, Charter Communications, Inc.	March 31, 2005
Marc B. Nathanson

/s/ Jo Allen Patton	Director, Charter Communications, Inc.	March 31, 2005
Jo Allen Patton

/s/ John H. Tory	Director, Charter Communications, Inc.	March 31, 2005
John H. Tory

Signature	Title	Date
/s/ Larry W. Wangberg	Director, Charter Communications, Inc.	March 31, 2005
Larry W. Wangberg

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented, in accordance with Rule 3-10(b) of Regulation S-X.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Renaissance Media Group LLC:

We have audited the accompanying consolidated balance sheets of Renaissance Media Group LLC and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Media Group LLC and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in note 6 to the consolidated financial statements, effective September 30, 2004, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill.

/s/ KPMG LLP

St. Louis, Missouri
March 1, 2005

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228	$257
Accounts receivable, less allowance for doubtful accounts of $234 and $172, respectively	1,764	1,600
Prepaid expenses and other current assets	155	155

Total current assets	2,147	2,012

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $120,986 and $87,480, respectively	140,406	154,540
Franchises	225,445	252,335

Total investment in cable properties, net	365,851	406,875

OTHER NONCURRENT ASSETS	26	2

Total assets	$368,024	$408,889

LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,923	$16,284
Payables to manager of cable systems — related party	37,254	44,089

Total current liabilities	52,177	60,373

LONG-TERM DEBT	115,805	116,223
OTHER LONG-TERM LIABILITIES	2,792	3,229
MEMBER’S EQUITY	197,250	229,064

Total liabilities and member’s equity	$368,024	$408,889

The accompanying notes are an integral part of these consolidated financial statements

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
REVENUES	$115,711	$107,474	$100,703

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	48,776	44,019	39,168
Selling, general and administrative	22,967	19,590	19,031
Depreciation and amortization	35,456	32,467	19,826
Impairment of franchises	21,014	—	96,551
Acquisition liability settlements	—	(402)	—
(Gain) loss on sale of fixed assets	296	642	(13)
Special charges, net	2,248	—	—

	130,757	96,316	174,563

Income (loss) from operations	(15,046)	11,158	(73,860)

OTHER INCOME AND EXPENSES:
Interest expense, net	(11,024)	(10,835)	(9,927)
Other, net	—	—	140

Income (loss) before cumulative effect accounting change	(26,070)	323	(83,647)

Cumulative effect of accounting change	(5,744)	—	—

Net income (loss)	$(31,814)	$323	$(83,647)

The accompanying notes are an integral part of these consolidated financial statements

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in thousands)

BALANCE, December 31, 2001	$312,388
Net loss	(83,647)

BALANCE, December 31, 2002	228,741
Net income	323

BALANCE, December 31, 2003	229,064
Net loss	(31,814)

BALANCE, December 31, 2004	$197,250

The accompanying notes are an integral part of these consolidated financial statements

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,814)	$323	$(83,647)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	35,456	32,467	19,826
Impairment of franchises	21,014	—	96,551
Special charges, net	1,991	—	—
Noncash interest expense	(418)	2,731	9,927
(Gain) loss on sale of fixed assets, net	296	642	(13)
Cumulative effect of accounting change	5,744	—	—
Acquisition liability settlements	—	(402)	—
Changes in operating assets and liabilities:
Accounts receivable	(164)	821	(977)
Prepaid expenses and other assets	(34)	(39)	(80)
Accounts payable, accrued expenses and other	(2,063)	2,092	(368)
Payables to related party	(10,554)	(24,412)	(8,877)

Net cash flows from operating activities	19,454	14,223	32,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,831)	(10,863)	(31,557)
Change in accrued expenses related to capital expenditures	348	(1,984)	(682)
Other, net	—	(1,119)	(103)

Net cash flows from investing activities	(19,483)	(13,966)	(32,342)

NET CHANGE IN CASH	(29)	257	—

CASH, beginning of period	257	—	—

CASH, end of period	$228	$257	$—

CASH PAID FOR INTEREST	$11,442	$5,270	$—

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

The Company is an indirect wholly owned subsidiary of Charter Communications Operating, LLC (“Charter Operating”), which provides funding to the Company as needed. Charter Operating is an indirect subsidiary of Charter Communications Holdings, LLC, which is an indirect subsidiary of Charter Communications, Inc. (“Charter”). The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed data services and, in some areas, advanced broadband services such as high definition television, video on demand and telephony. The Company sells its cable video programming, high-speed data and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

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

Reclassifications. Certain prior year amounts have been reclassified to conform with the 2004 presentation.

2. Liquidity and Capital Resources

The Company incurred losses from operations of $15.0 million and $73.9 million in 2004 and 2002, respectively, and recognized income from operations of $11.2 million in 2003. The Company’s net cash flows from operating activities were $19.5 million, $14.2 million and $32.3 million for the years ending December 31, 2004, 2003 and 2002, respectively.

The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities. However, the mix of funding sources changes from period to period. For the year ended December 31, 2004, the Company generated $19.5 million of net cash flows from operating activities, after paying cash interest of $11.4 million. The Company expects that cash on hand and cash flows from operating activities will be adequate to meet its cash needs in 2005.

The Company’s long-term financing as of December 31, 2004 consists of $114.4 million principal amount of senior discount notes which become due in 2008. The Company expects that it will rely on capital contributions from its indirect parent companies to repay the principal amount of its public notes at maturity. However, there can be no assurances that its indirect parent companies will have sufficient liquidity to satisfy this payment when due. The Company’s parent companies have a significant amount of debt and may incur additional debt in the future. In 2005 and 2006, $30.0 million and $185.9 million, respectively, of the Company’s indirect parent companies’ debt will mature. Cash flows from operating activities and amounts available under the Charter Operating credit facilities may not be sufficient to fund the Company’s and its parent companies’ operations and satisfy its parent companies’ principal repayment obligations that come due in 2006 and, the Company believes, will not be sufficient to fund its parent companies’ operations and satisfy such repayment obligations thereafter. Each of the Company’s indirect parent companies’ debt has certain covenants which may restrict their ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations.

Because Charter is the Company’s manager, any financial or liquidity problems of Charter could cause serious disruption to the Company’s business and have a material adverse effect on its business and results of operations. Any such event could adversely impact the Company’s own credit rating, and its relations with customers and suppliers, which could in turn further impair the Company’s ability to obtain financing and operate its business.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could result in an event of default under the Charter Operating credit facilities and would require a change of control repurchase offer under the Company’s outstanding notes.

3. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs. Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and indirect costs associated with these support functions. Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, all franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (see Note 6). The Company concluded that 99% of its franchises qualify for indefinite-life treatment; however, certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs are amortized on a straight-line basis over 10 years. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life franchise under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

with local franchise authorities, adverse changes in market conditions or poor operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairment of property, plant and equipment occurred in 2004, 2003 and 2002.

Revenue Recognition

Revenues from residential and commercial video and high-speed data services are recognized when the related services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreement. Such fees are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees are reported as revenues on a gross basis with a corresponding operating expense.

Programming Costs

The Company’s parent companies negotiate and enter into programming agreements covering all of their subsidiaries, including the Company. These contracts allow the Company to obtain analog, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to adjustment based on periodic audits performed by the programmers. Certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these payments related to the activation of the programmer’s cable television channel and recognizes the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This offset to programming expense was $1.7 million, $1.8 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Programming costs included in the accompanying statement of operations were $30.9 million, $27.5 million and $25.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, the deferred amount of launch incentives, included in other long-term liabilities, totaled $2.8 million and $3.2 million, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $1.6 million, $1.0 million and $0.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

4. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$172	$278	$468
Charged to expense	2,179	1,316	2,718
Uncollected balances written off, net of recoveries	(2,117)	(1,422)	(2,908)

Balance, end of year	$234	$172	$278

5. Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2004 and 2003:

	2004	2003
Cable distribution systems	$160,736	$153,011
Customer equipment and installations	77,498	66,882
Vehicles and equipment	7,129	6,247
Buildings and leasehold improvements	13,720	13,681
Furniture and fixtures	2,309	2,199

	261,392	242,020

Less: accumulated depreciation	(120,986)	(87,480)

	$140,406	$154,540

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

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $35.3 million, $32.4 million and $19.8 million, respectively.

6. Franchises

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite-lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances. Based on the guidance prescribed in Emerging Issues Task Force (“EITF’’) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

The Company’s valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships and its total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services such as interactivity and telephony to the potential customers (service marketing rights). Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained and the new services added to those customers in future periods. The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise. Prior to the adoption of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, discussed below, the Company followed a residual method of valuing its franchise assets, which had the effect of including goodwill with the franchise assets.

The Company follows the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, in valuing customer relationships. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers and are calculated by projecting future after-tax cash flows from these customers including the right to deploy and market additional services such as interactivity and telephony to these customers. The present value of these after-tax cash flows yield the fair value of the customer relationships. Substantially all acquisitions occurred prior to January 1, 2002. The Company did not record any value associated with the customer relationship intangibles related to those acquisitions. For acquisitions subsequent to January 1, 2002 the Company did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

In September 2004, EITF Topic D-108 was issued which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. The Company performed an impairment assessment as of September 30, 2004, and adopted EITF Topic D-108 in that assessment resulting in a total franchise impairment of approximately $26.7 million. The Company recorded a cumulative effect of accounting change of $5.7 million for the year ended December 31, 2004 representing the portion of the Company’s total franchise impairment attributable to no longer including goodwill with franchise assets. The remaining $21.0 million of the total franchise impairment was attributable to the use of lower projected growth rates and the resulting revised estimates of future cash flows in the Company’s valuation, and was recorded as impairment of franchises in the Company’s accompanying consolidated statements of operations for the year ended December 31, 2004. Sustained analog video customer losses by the Company in the third quarter of 2004 primarily as a result of increased competition from direct broadcast satellite providers and decreased growth rates in the Company’s high-speed data customers in the third quarter of 2004, in part, as a result of increased competition from digital subscriber line service providers led to the lower projected growth rates and the revised estimates of future cash flows from those used at October 1, 2003.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The valuation completed at October 1, 2003 showed franchise values in excess of book value and thus resulted in no impairment. The Company’s annual impairment assessment as of October 1, 2002, based on revised estimates from January 1, 2002 of future cash flows and projected long-term growth rates in the Company’s valuation, led to the recognition of a $96.6 million impairment charge in the fourth quarter of 2002.

Franchise amortization expense for the years ended December 31, 2004, 2003 and 2002 was $0.1 million, $0.1 million and $1, respectively, which represents the amortization relating to franchise renewals. Franchise renewals are amortized on a straight-line basis over 10 years. The Company expects that amortization expense on franchise assets will be approximately $0.1 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2004 and 2003:

	2004	2003
Accounts payable — trade	$2,899	$2,349
Accrued capital expenditures	577	925
Accrued expenses:
Interest	2,384	2,384
Programming costs	1,116	1,720
Franchise-related fees	2,677	2,873
State sales tax	2,792	3,630
Personal property tax	1,182	1,172
Other	1,296	1,231

	$14,923	$16,284

8. Long-Term Debt

Long-term debt consists of the following as of December 31, 2004 and 2003:

	2004	2003
10% senior discount notes	$114,413	$114,413
Unamortized net premium	1,392	1,810

	$115,805	$116,223

In 1998, Renaissance Louisiana, Renaissance Tennessee and Capital Corporation issued $163.2 million principal amount at maturity of 10.000% senior discount notes due April 15, 2008 (the “Notes”) for proceeds of $100.0 million. Approximately $48.8 million was repurchased in May 1999. The Notes did not accrue cash interest until April 15, 2003. From and after April 15, 2003, the Notes bear interest, payable semi-annually in cash, at a rate of 10% per year on April 15 and October 15 of each year, commencing October 15, 2003. The Company has fully and unconditionally guaranteed the Notes.

The fair market value of the Notes was $117.8 million and $118.5 million as of December 31, 2004 and 2003, respectively. The fair market value of the Notes is based on quoted market prices.

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

9. Revenues

Revenues consist of the following for the years presented:

	Year Ended December 31,
	2004	2003	2002
Video	$83,934	$81,967	$79,224
High-speed data	14,415	9,895	5,556
Advertising sales	5,805	5,504	6,270
Commercial	3,017	2,355	1,863
Other	8,540	7,753	7,790

	$115,711	$107,474	$100,703

10. Operating Expenses

Operating expenses consist of the following for the years presented:

	Year Ended December 31,
	2004	2003	2002
Programming	$30,874	$27,540	$25,215
Advertising sales	2,361	2,504	2,358
Service	15,541	13,975	11,595

	$48,776	$44,019	$39,168

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

11. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the years presented:

	Year Ended December 31,
	2004	2003	2002
General and administrative	$20,619	$18,145	$16,436
Marketing	2,348	1,445	2,595

	$22,967	$19,590	$19,031

12. Comprehensive Loss

Comprehensive loss is equal to net loss for the years ended December 31, 2004, 2003 and 2002.

13. Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties. For further information regarding related party transactions of the Company and Charter, refer to the annual report of Charter Holdings filed on Form 10-K with the SEC for the year ended December 31, 2004.

Charter Communications Holding Company (“Charter Holdco”) and Charter, both entities controlled by Paul G. Allen, provide management services for the cable systems owned or operated by the Company. The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company and are included within operating costs in the accompanying consolidated statements of operations. These costs are generally allocated based on the number of analog video customers. These costs are allocated based on the number of analog video customers. Such costs totaled $4.2 million, $4.2 million and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. All other costs incurred by Charter Holdco and Charter on behalf of the Company are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements. Management fees are stipulated in the management agreements between Charter Holdco, Charter and the Company. To the extent management fees charged to the Company are greater (less) than the expenses incurred by Charter Holdco and Charter, the Company records distributions to (capital contributions from) Charter Holdco and Charter. For the years ended December 31, 2004, 2003 and 2002, the management fee charged to the Company approximated $2.1 million, $1.9 million and $1.8 million, respectively.

The Company pays costs on behalf of Charter Holdco and Charter. These costs are reimbursed by Charter Holdco and Charter and are recorded as receivables from related parties in the accompanying consolidated financial statements.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to Charter’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, the Company may not, and may not allow its subsidiaries to, engage in any business transaction outside the cable transmission business except for certain existing approved investments. Should Charter, the Company or their subsidiaries wish to pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to Charter, the Company or their subsidiaries engaging in the business transaction, they will be able to do so. The cable transmission business means the business of transmitting video, audio, including telephony, and data

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

over cable systems owned, operated or managed by Charter, the Company or their subsidiaries from time to time.

Mr. Allen or his affiliates own or have owned equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV L.L.C. (“TechTV”), Oxygen Media Corporation (“Oxygen Media”), Digeo, Inc. (“Digeo”), Click2learn, Inc., Trail Blazer Inc., Action Sports Cable Network (“Action Sports”) and Microsoft Corporation. In addition, Mr. Allen and William Savoy, a former Charter director, were directors of USA Networks, Inc. (“USA Networks”), who operates the USA Network, The Sci-Fi Channel, Trio, World News International and Home Shopping Network, owning approximately 5% and less than 1%, respectively, of the common stock of USA Networks. In 2002, Mr. Allen and Mr. Savoy sold their common stock and are no longer directors of the USA Network. In May 2004, TechTV was sold to an unrelated third party. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures. Ms. Jo Allen Patton is a director and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures. Mr. Lance Conn is Executive Vice President of Vulcan Inc. and Vulcan Ventures. Mr. Savoy was a vice president and a director of Vulcan Ventures until his resignation in September 2003 and he resigned as a director of Charter in April 2004. The various cable, media, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. The Company can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

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

The Company receives or will receive programming for broadcast via its cable systems from TechTV (now G4), USA Networks, Oxygen Media, Trail Blazers Inc. and Action Sports. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2004, 2003 and 2002 were each less than 1% of total operating expenses with the exception of USA Networks which was 2%, 2% and 2% of total operating expenses for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers. Such revenues for the years ended December 31, 2004, 2003 and 2002 were less than 1% of total revenues. On November 5, 2002, Action Sports announced that it was discontinuing its business. The Company believes that the failure of Action Sports will not materially affect the Company’s business or results of operations.

14. Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for each of the years ended December 31, 2004, 2003 and 2002, were approximately $0.1 million. As of December 31, 2004, future minimum lease payments are as follows:

Year ended December 31,	Amount

2005	$162
2006	143
2007	148
2008	147
2009	100
Thereafter	451

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The Company also rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2004, 2003 and 2002, was approximately $1.3 million, $1.2 million and $1.1 million, respectively.

The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise related costs included in the accompanying statement of operations were approximately $4.2 million, $4.0 million and $3.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company’s parent companies negotiate and enter into programming agreements covering all of their subsidiaries, including the Company. The Company pays programming fees under multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statement of operations were $30.9 million, $27.5 million and $25.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Litigation

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this annual report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the ‘‘Panel’’) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single action (the ‘‘Consolidated Federal Class Action’’) for pretrial purposes. On June 19, 2003, following a status and scheduling conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Class Action. Motions to dismiss the Consolidated Amended Complaint were filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions were stayed until May 10, 2004. On May 11, 2004, the Court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days. On July 12, 2004, the parties submitted a joint motion to again extend the stay, this time until September 10, 2004. The Court granted that extension on July 20, 2004. On August 5, 2004, Stoneridge, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) which incorporate the terms of the August 5, 2004 Memorandum of Understanding.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”) against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Charter’s behalf, were sought by the plaintiffs.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs in that case alleged that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by plaintiffs. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures.

As noted above, Charter entered into Memoranda of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with the various supporting documentation, were filed with the Court on February 2, 2005. The Settlements provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144.0 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64.0 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40.0 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40.0 million. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5.0 million. As a result, in the second quarter of 2004, the Company recorded a $2.1 million special charge on its consolidated statement of operations related to its portion of the expense allocation for the aggregate value of the Charter Class A common stock and warrants to be issued. Additionally, as part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. Documents related to the settlement of the Actions have now been executed and filed. On February 15, 2005, the United States District Court for the Eastern District of Missouri gave preliminary approval to the settlement of the Actions. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal, with prejudice, of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action.

In addition to the Federal Class Actions, the State Derivative Action(s), the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits, which are substantively identical, were brought on behalf of Charter’s securities holders as of July 29, 2002, and sought unspecified damages and possible injunctive relief. However, Charter has informed us that no such transaction by Mr. Allen has been presented. On April 30, 2004, orders of dismissal without prejudice were entered in each of the Delaware Class Actions.

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and are awaiting sentencing. Charter has advised the Company that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC issued a formal order of investigation dated January 23, 2003, and subsequently served document and testimony subpoenas on Charter and a number of its former employees. The investigation and subpoenas generally concerned Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. On July 27, 2004, the SEC and Charter reached a final agreement to settle the investigation. In the Settlement Agreement and Cease and Desist Order, Charter agreed to entry of an administrative order prohibiting any future violation of United States securities laws and requiring certain other remedial internal practices and public disclosures. Charter neither admitted nor denied any wrongdoing, and the SEC assessed no fine against Charter.

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now settled SEC investigation and the above described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals by Charter for the grand jury investigation, SEC investigation and class action and related lawsuits.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the “South Carolina Class Action”), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” A substantively identical case was filed in the Superior Court of Athens — Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have, but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts ruled that until a final judgment was entered against Charter Holdco, they lacked jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, the Company recorded a special charge of $0.2 million in its consolidated statement of operations in the first quarter of 2004. On July 8, 2004, the Superior Court of Athens — Clarke County, Georgia granted a motion to amend the Tobar complaint to

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request. On November 10, 2004, the court granted final approval of the settlement, rejecting positions advanced by two objectors to the settlement. On December 13, 2004 the court entered a written order formally approving that settlement. On January 11, 2005, certain class members appealed the order entered by the Georgia court. Those objectors voluntarily dismissed their appeal with prejudice on February 8, 2005. On February 9, 2005, the South Carolina Court of Common Pleas entered a court order of dismissal for the South Carolina Class Action. Additionally, one of the objectors to this settlement recently filed a similar, but not identical, lawsuit.

Furthermore, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or its liquidity.

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

15. Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) plan totaling $0.1 million for each of the years ended December 31, 2004, 2003 and 2002.

16. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued the revised SFAS No. 123, Share — Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will be effective for the Company beginning July 1, 2005. The Company does not expect this revised standard to have a material impact on its financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s accompanying financial statements.