Form 10-Q
period 2005-06-30
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA CAPITAL CORP; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC
filed 2005-08-05
CIK 1062363, 1062368, 1062365, 1062367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
or
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

Table of Contetns

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC
RENAISSANCE MEDIA CAPITAL CORPORATION

FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented pursuant to Rule 3-10(b) of Regulation S-X.

This quarterly report on Form 10-Q is for the six months ended June 30, 2005. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "we," "us" and "our" refer to Renaissance Media Group LLC and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation, unless the context requires otherwise.

Table of Contetns

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
the availability of funds to meet interest payment obligations under our and our indirect parent companies' debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•
our and our indirect parent companies' ability to comply with all covenants in our and our parent companies' indentures, any violation of which would result in a violation of the applicable indenture and could trigger a default of other obligations of our affiliates under cross-default provisions;

•	our and our indirect parent companies' ability to pay or refinance debt as it becomes due;
•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;
•	general business conditions, economic uncertainty or slowdown; and
•	the effects of governmental regulation, including but not limited to local franchise authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

Table of Contetns

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$184	$228
Accounts receivable, less allowance for doubtful accounts of $285 and $234, respectively	1,813	1,764
Prepaid expenses and other current assets	102	155

Total current assets	2,099	2,147

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $137,488 and $120,986, respectively	133,704	140,406
Franchises, net	225,384	225,445

Total investment in cable properties, net	359,088	365,851

OTHER NONCURRENT ASSETS	20	26

Total assets	$361,207	$368,024

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,245	$14,923
Payables to manager of cable systems - related parties	34,782	37,254

Total current liabilities	48,027	52,177

LONG-TERM DEBT	115,596	115,805

OTHER LONG-TERM LIABILITIES	2,186	2,792

MEMBER'S EQUITY	195,398	197,250

Total liabilities and member's equity	$361,207	$368,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contetns

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

REVENUES	$30,909	$28,999	$60,561	$56,684

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	13,815	12,178	27,210	23,984
Selling, general and administrative	6,089	6,064	11,963	11,483
Depreciation and amortization	8,681	8,400	17,414	16,705
Loss on sale of assets, net	143	19	357	18
Special charges, net	(43)	2,051	(43)	2,267

	28,685	28,712	56,901	54,457

Income from operations	2,224	287	3,660	2,227

OTHER EXPENSE:
Interest expense, net	(2,756)	(2,756)	(5,512)	(5,512)

Net loss	$(532)	$(2,469)	$(1,852)	$(3,285)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contetns

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,852)	$(3,285)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	17,414	16,705
Special charges, net	--	2,051
Noncash interest expense	(209)	(209)
Loss on sale of assets, net	357	18
Changes in operating assets and liabilities:
Accounts receivable	(49)	(394)
Prepaid expenses and other assets	52	(4)
Accounts payable, accrued expenses and other	(2,847)	(1,505)
Payables to related party	(3,606)	(3,959)

Net cash flows from operating activities	9,260	9,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,837)	(9,376)
Change in accrued expenses related to capital expenditures	517	(60)
Proceeds from sale of assets	16	--

Net cash flows from investing activities	(9,304)	(9,436)

NET CHANGE IN CASH	(44)	(18)

CASH, beginning of period	228	257

CASH, end of period	$184	$239

CASH PAID FOR INTEREST	$5,721	$5,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contetns
RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

1. Organization and Basis of Presentation

The accompanying condensed consolidated financial statements of Renaissance Media Group LLC (the "Company") include the accounts of the Company and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC ("Renaissance Louisiana"), Renaissance Media (Tennessee) LLC ("Renaissance Tennessee") and Renaissance Media Capital Corporation ("Capital Corporation"). Renaissance Media LLC ("Media") is owned 76% and 24% by Renaissance Louisiana and Renaissance Tennessee, respectively, and owns all of the operating assets of the consolidated group. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is an indirect wholly owned subsidiary of Charter Communications Operating, LLC ("Charter Operating"), which provides funding to the Company as needed. Charter Operating is an indirect subsidiary of Charter Communications Holdings, LLC, which is an indirect subsidiary of Charter Communications, Inc. ("Charter"). The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television and video on demand. The Company sells its cable video programming, high-speed Internet and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

Charter Communications Holding Company, LLC ("Charter Holdco"), the Company's indirect parent, and Charter, the Company's manager and indirect parent, provide management services for the cable systems owned or operated by the Company. The management services include such services as centralized customer billing, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. Costs associated with providing these services are billed and charged directly to the Company and are included within operating costs in the accompanying condensed consolidated statements of operations.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment and franchises; income taxes and contingencies. Actual results could differ from those estimates.

Reclassifications

Certain 2004 amounts have been reclassified to conform with the 2005 presentation.

2. Liquidity and Capital Resources

The Company recognized income from operations of $2.2 million and $3.7 million for the three and six months ended June 30, 2005, respectively, and $0.3 million and $2.2 million for the three and six months ended June 30, 2004, respectively. The Company's net cash flows from operating activities were $9.3 million and $9.4 million for the six months ended June 30, 2005 and 2004, respectively.

Table of Contetns
RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

The Company has historically required significant cash to fund debt service costs, capital expenditures and ongoing operations. Historically, the Company has funded these requirements through cash flows from operating activities. However, the mix of funding sources changes from period to period. For the six months ended June 30, 2005, the Company generated $9.3 million of net cash flows from operating activities. In addition, the Company used approximately $9.8 million for purchases of property, plant and equipment. The Company expects that cash on hand and cash flows from operating activities will be adequate to meet its cash needs in 2005.

The Company's long-term financing as of June 30, 2005 consists of $114.4 million principal amount of senior discount notes due in 2008. The Company expects that it will rely on capital contributions from its indirect parent companies to repay the principal amount of its notes at maturity. However, there can be no assurances that its indirect parent companies will have sufficient liquidity to satisfy this payment when due. As of June 30, 2005, the Company's indirect parent companies have $19.1 billion of debt and may incur additional debt in the future. Cash flows from operating activities and amounts available under the Charter Operating credit facilities may not be sufficient to fund the Company's and its parent companies' operations and satisfy its parent companies' principal repayment obligations that come due in 2006 and, the Company believes, will not be sufficient to fund its parent companies' operations and satisfy such repayment obligations thereafter. The debt of each of the Company's indirect parent companies has certain covenants which may restrict such Company's ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations. In addition, a default under the covenants governing the Company's indenture could result in the acceleration of the Company's payment obligations under the Company's debt and, under certain circumstances, in cross-defaults under the Company's affiliates' debt obligations, which could adversely affect the Company's indirect parent companies' ability to provide us with funding.

Because Charter is the Company's manager, any financial or liquidity problems of Charter could cause serious disruption to the Company's business and have a material adverse effect on its business and results of operations. Any such event could adversely impact the Company's own credit rating, and its relations with customers and suppliers, which could in turn further impair the Company's ability to obtain financing and operate its business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could result in an event of default under the Charter Operating credit facilities and would require a change of control repurchase offer under the Company's outstanding notes.

3. Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite-life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances.  Such test resulted in a total franchise impairment of approximately $21.0 million during the third quarter of 2004.  Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company's cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

The Company's valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships and its total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services such as interactivity to the potential customers (service marketing rights). Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained and the new services added to those customers in future periods. The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise.

Table of Contetns
RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

Franchise amortization expense for the three and six months ended June 30, 2005 was $30 and $61, respectively, and franchise amortization expense for the three and six months ended June 30, 2004 was $30 and $61, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $0.1 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

Accounts payable - trade	$2,070	$2,899
Accrued capital expenditures	1,094	577
Accrued expenses:
Interest	2,384	2,384
Programming costs	1,144	1,116
Franchise-related fees	2,408	2,677
State sales tax	2,254	2,792
Personal property tax	979	1,182
Other	912	1,296

	$13,245	$14,923

5. Long-Term Debt

Long-term debt consists of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

10% senior discount notes	$114,413	$114,413
Unamortized net premium	1,183	1,392

	$115,596	$115,805

In 1998, Renaissance Louisiana, Renaissance Tennessee and Capital Corporation issued $163.2 million principal amount at maturity of 10.000% senior discount notes due April 15, 2008 (the "Notes") for proceeds of $100.0 million. Approximately $48.8 million principal amount of such notes were repurchased in May 1999. The Notes began accruing cash interest on April 15, 2003. From and after April 15, 2003, the Notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Company has fully and unconditionally guaranteed the Notes.

6. Comprehensive Loss

Comprehensive loss is equal to net loss for the three and six months ended June 30, 2005 and 2004.

7. Income Taxes

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of those indirect subsidiaries are limited liability companies that are also not subject to income tax. A certain indirect subsidiary of the Company is a corporation that is subject to income tax, but has no operations and has not generated any taxable income since inception. Any taxable income

Table of Contetns
RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

generated by the Company would be the responsibility of the Company's equity owner. As such, the Company has not provided for income taxes in the accompanying condensed consolidated financial statements.

8. Contingencies

Securities Class Actions and Derivative Suits

Fourteen putative federal class action lawsuits (the "Federal Class Actions") were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Court subsequently consolidated the Federal Class Actions into a single action (the "Consolidated Federal Class Action") for pretrial purposes. On August 5, 2004, the plaintiff's representatives, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) which incorporate the terms of the August 5, 2004 Memorandum of Understanding.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in the Circuit Court of the City of St. Louis, State of Missouri (the "Missouri State Court") against Charter and its then current directors, as well as its former auditors. The plaintiffs alleged that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. On March 12, 2004, an action substantively identical to the State Derivative Action was filed in Missouri State Court against Charter and certain of its current and former directors, as well as its former auditors. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action") was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures.

As noted above, Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the "Actions"). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. On May 23, 2005 the United States District Court for the Eastern District of Missouri conducted the final fairness hearing for the Actions, and on June 30, 2005, the Court issued its final approval of the settlements. Members of the class had 30 days from the issuance of the June 30 order approving the settlement to file an appeal challenging the approval. Two notices of appeal were filed relating to the settlement, but Charter does not yet know the specific issues presented by such appeals, nor have briefing schedules been set.

As amended, the Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144.0 million, which will include the fees and expenses of plaintiffs' counsel. Of this amount, $64.0 million would be paid in cash (by Charter's insurance carriers) and the $80.0 million balance was to be paid (subject to Charter's right to substitute cash therefor described below) in shares of Charter Class A common stock having an aggregate value of $40.0 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40.0 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. However, Charter had

Table of Contetns

the right, in its sole discretion, to substitute cash for some or all of the aforementioned securities on a dollar for dollar basis. Pursuant to that right, Charter elected to fund the $80.0 million obligation with 13.4 million shares of Charter Class A common stock (having an aggregate value of approximately $15.0 million pursuant to the formula set forth in the Stipulations of Settlement) with the remaining balance (less an agreed upon $1.6 million discount in respect of that portion allocable to plaintiffs' attorneys' fees) to be paid in cash. In addition, Charter had agreed to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5.0 million; however, by agreement with its carrier Charter has paid $4.5 million in cash in lieu of issuing such shares. Charter delivered the settlement consideration to the claims administrator on July 8, 2005, and it will be held in escrow pending any appeals of the approval. On July 14, 2005, the Circuit Court for the City of St. Louis dismissed with prejudice the State Derivative Actions.

As part of the settlements, Charter has committed to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation.

Government Investigations

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney's Office publicly stated that Charter was not a target of the investigation. Charter was also advised by the U.S. Attorney's Office that no current officer or member of its board of directors was a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and were sentenced April 22, 2005. Charter has advised the Company that it has fully cooperated with the investigation, and following the sentencings, the U.S. Attorney's Office for the Eastern District of Missouri announced that its investigation was concluded and that no further indictments would issue.

Indemnification

Charter was generally required to indemnify, under certain conditions, each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants' employment agreements. In accordance with these documents, in connection with the grand jury investigation, a now-settled SEC investigation and the above-described lawsuits, some of Charter's current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals. One of these former officers has counterclaimed against Charter alleging, among other things, that Charter owes him additional indemnification for legal fees that Charter did not pay and another of these former officers has counterclaimed against Charter for accrued sick leave.

Other Litigation

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or its liquidity.

Table of Contetns

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to "Certain Trends and Uncertainties" of this section and "Cautionary Statement Regarding Forward-Looking Statements," which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the annual reports on Form 10-K of Renaissance Media Group LLC and subsidiaries and our indirect parents, Charter Communications, Inc. ("Charter") and Charter Communications Holdings, LLC ("Charter Holdings"), for the year ended December 31, 2004.

"We," "us" and "our" refer to Renaissance Media Group LLC and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation.

INTRODUCTION

For the six months ended June 30, 2005 and 2004, our income from operations, which includes depreciation and amortization expense but excludes interest expense, was $3.7 million and $2.2 million, respectively. We had an operating margin of 6% and 4% for the six months ended June 30, 2005 and 2004, respectively. The increase in income from operations and operating margin from 2004 to 2005 was principally due to a special charge of $2.3 million recorded in 2004 primarily related to the terms set forth in the memoranda of understanding regarding settlement of the consolidated Federal Class Action and Federal Derivative Action which did not recur in 2005.

Our outstanding notes require us to pay cash interest each April and October and mature in 2008. We expect that we will rely on loans and capital contributions from our indirect parent companies to repay our notes at maturity. However, there can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

Table of Contetns

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2005		2004

Revenues	$60,561	100%	$56,684	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	27,210	45%	23,984	42%
Selling, general and administrative	11,963	20%	11,483	20%
Depreciation and amortization	17,414	29%	16,705	30%
Loss on sale of assets, net	357	--	18	--
Special charges, net	(43)	--	2,267	4%

	56,901	94%	54,457	96%

Income from operations	3,660	6%	2,227	4%

Other expense:
Interest expense, net	(5,512)		(5,512)

Net loss	$(1,852)	$(3,285)

Revenues. Revenues increased $3.9 million, or 7%, to $60.6 million for the six months ended June 30, 2005 from $56.7 million for the six months ended June 30, 2004. This increase is principally the result of increases in the number of digital video and high-speed Internet customers as well as price increases for video and data services, and is offset partially by a decrease in analog video customers. Our goal is to increase revenues by improving customer service which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as VOD, high definition television and DVR service.

Revenues by service offering were as follows (dollars in thousands):

	Six Months Ended June 30,
	2005		2004		2005 over 2004
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$42,187	70%	$42,023	74%	$164	--
High-speed Internet	8,859	14%	6,661	12%	2,198	33%
Advertising sales	3,470	6%	2,612	5%	858	33%
Commercial	1,759	3%	1,441	2%	318	22%
Other	4,286	7%	3,947	7%	339	9%

	$60,561	100%	$56,684	100%	$3,877	7%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $0.2 million to $42.2 million for the six months ended June 30, 2005 as compared to $42.0 million for the six months ended June 30, 2004. The increase was primarily the result of price increases and an increase in digital video customers, partially offset by a decline in analog video customers.

Revenues from high-speed Internet services provided to our non-commercial customers increased $2.2 million, or 33%, from $6.7 million for the six months ended June 30, 2004 to $8.9 million for the six months ended June 30,

Table of Contetns

2005. The increase was primarily the result of an increase in high-speed Internet customers and an increase in the average price of the service.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $0.9 million, or 33%, from $2.6 million for the six months ended June 30, 2004 to $3.5 million for the six months ended June 30, 2005, primarily as a result of an increase in local advertising sales. For the six months ended June 30, 2005 and 2004, we received $0.2 million and $0.1 million in advertising sales revenues from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services to our commercial customers. Commercial revenues increased approximately $0.3 million, or 22%, from $1.4 million for the six months ended June 30, 2004 to $1.8 million for the six months ended June 30, 2005, primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $0.3 million, or 9%, from $3.9 million for the six months ended June 30, 2004 to $4.3 million for the six months ended June 30, 2005. The increase was primarily the result of an increase in installation revenue.

Operating Expenses. Operating expenses increased by $3.2 million, or 13%, from $24.0 million for the six months ended June 30, 2004 to $27.2 million for the six months ended June 30, 2005. Programming costs included in the accompanying condensed consolidated statements of operations were $16.9 million and $15.5 million, representing 30% and 29% of total costs and expenses for the six months ended June 30, 2005 and 2004, respectively. Key expense components as a percentage of revenues were as follows (dollars in thousands):

	Six Months Ended June 30,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$16,900	28%	$15,525	27%	$1,375	9%
Advertising sales	1,320	2%	1,190	2%	130	11%
Service	8,990	15%	7,269	13%	1,721	24%

	$27,210	45%	$23,984	42%	$3,226	13%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels and pay-per-view programming. The increase in programming costs of $1.4 million, or 9%, was a result of price increases, particularly in sports programming and an increase in digital video customers, partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $0.5 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively.

Our cable programming costs have increased in every year we have operated in excess of U.S. inflation and cost-of-living increases, and we expect them to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed Internet revenues, advertising revenues and commercial service revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. The increase in advertising sales of $0.1 million, or 11%, was a result of an increase in sales and commissions. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $1.7 million, or 24%, resulted primarily from increased labor and maintenance costs to support our infrastructure, increased equipment maintenance, an increase in franchise fees as a result of increased revenues and higher fuel prices.

Table of Contetns

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.5 million, or 4%, from $11.5 million for the six months ended June 30, 2004 to $12.0 million for the six months ended June 30, 2005. Key components of expense as a percentage of revenues were as follows (dollars in thousands):

	Six Months Ended June 30,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$10,608	18%	$10,208	18%	$400	4%
Marketing	1,355	2%	1,275	2%	80	6%

	$11,963	20%	$11,483	20%	$480	4%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $0.4 million, or 4%, resulted primarily from increases in expenses related to our commercial business of $0.3 million.

Marketing expenses increased $0.1 million, or 6%, as a result of an increased investment in targeted marketing and branding campaigns.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.7 million, or 4%, from $16.7 million for the six months ended June 30, 2004 to $17.4 million for the six months ended June 30, 2005. The increase in depreciation related to an increase in capital expenditures.

Loss on Sale of Assets, Net. Loss on sale of assets of $0.4 million and $18 thousand for the six months ended June 30, 2005 and 2004, respectively, represents losses realized on the disposal of fixed assets.

Special Charges, Net. Special charges of $(43) thousand for the six months ended June 30, 2005 represents an agreed upon cash discount on settlement of the consolidated Federal Class Action and Federal Derivative Action. See "— Legal Proceedings." Special charges of $2.3 million for the six months ended June 30, 2004 primarily consists of approximately $2.1 million of expense allocated to us as part of the terms set forth in memoranda of understanding regarding settlement of the consolidated Federal Class Action and Federal Derivative Action and approximately $0.2 million of litigation costs related to the tentative settlement of the South Carolina national class action suit, all of which settlements are subject to final documentation and court approval.

Interest Expense, Net. Interest expense remained unchanged at $5.5 million for the six months ended June 30, 2005 and 2004, respectively.

Net Loss. Net loss decreased to $1.9 million for the six months ended June 30, 2005 from $3.3 million for the six months ended June 30, 2004 as a result of the combination of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities. However, the mix of funding sources changes from period to period. For the six months ended June 30, 2005, we generated $9.3 million of net cash flows from operating activities. During 2005, we expect to fund our liquidity and capital requirements primarily through cash on hand and cash flows from operating activities.

Table of Contetns

The principal amount of our senior notes was $114.4 million as of June 30, 2005. Since October 15, 2003, interest on the notes is payable semi-annually in arrears in cash at a rate of 10% per year. On April 15, 2003, the notes became redeemable at the option of the issuers thereof, in whole or in part, initially at 105% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006. Renaissance Media Group has fully and unconditionally guaranteed the notes.

See the section entitled "Liquidity and Capital Resources" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Annual Report on Form 10-K for a description of our senior notes indenture, including certain terms, restrictions and covenants.

We expect to remain in compliance with the covenants under our indenture. We expect that cash flows from operating activities will be sufficient to satisfy our liquidity needs until maturity of the notes. However, we expect to rely on capital contributions from our indirect parent companies to repay the principal amount of our notes at maturity. There can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. As of June 30, 2005, our indirect parent companies have $19.1 billion of debt and may incur additional debt in the future. Cash flows from operating activities and amounts available under the Charter Operating credit facilities may not be sufficient to fund our and our parent companies' operations and satisfy our parent companies' principal repayment obligations that come due in 2006 and, we believe, will not be sufficient to fund our parent companies' operations and satisfy such repayment obligations thereafter. The debt of each of our indirect parent companies has certain covenants which may restrict their ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates' debt obligations, which could adversely affect our indirect parent companies' ability to provide us with funding.

Increased funding requirements from customer demand for digital video and high-speed Internet services, or the need to offer other advanced services in certain of our markets in order to compete effectively could make us further reliant on our indirect parent companies' ability to make loans and capital contributions to us. If we are unable to receive adequate financing to fund operations, our financial condition and results of operations could suffer materially.

No assurances can be given that we will not experience liquidity problems because of adverse market conditions, increased competition or other unfavorable events, or if we do not obtain sufficient additional financing on a timely basis as our debt becomes due. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through our indirect parent companies' existing credit facilities or in traditional debt or equity financings, we would consider:

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;
•	selling assets; or
•
seeking funding, if available, from our indirect parent companies, including from the issuance of debt or equity by our indirect parent companies, including Charter, Charter Holdings, CCH II, LLC, CCO Holdings, LLC or Charter Communications Operating, LLC, the proceeds of which could be loaned or contributed to us.

If the above strategies are not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

Although Paul G. Allen, Charter's principal shareholder, and his affiliates have purchased equity from Charter and Charter Holdco in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity or contribute or lend funds to us or to our indirect parent companies or subsidiaries in the future.

Historical Operating, Financing and Investing Activities

We held $0.2 million and $0.2 million in cash and cash equivalents as of June 30, 2005 and December 31, 2004, respectively.

Table of Contetns

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2005 and 2004 was $9.3 million and $9.4 million, respectively. Operating activities provided $0.1 million less cash during the six months ended June 30, 2005 compared to the corresponding period in 2004, primarily as a result of changes in operating assets and liabilities that used $0.6 million more cash during the six months ended June 30, 2005 compared to the corresponding period in 2004 offset by an increase in revenue over cash costs year over year.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2005 and 2004 was $9.3 million and $9.4 million, respectively. Investing activities used $0.1 million less cash during the six months ended June 30, 2005 compared to the corresponding period in 2004, primarily as a result of an increase in our change in accrued expenses related to capital expenditures.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $9.8 million and $9.4 million for the six months ended June 30, 2005 and 2004, respectively. Capital expenditures increased as a result of increased spending on support capital related to our investment in service improvements and scalable infrastructure related to VOD.

Upgrading our cable systems has enabled us to offer digital television, high-speed Internet services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities. In addition, during the six months ended June 30, 2005 and 2004, our liabilities related to capital expenditures increased $0.5 million and decreased by $0.1 million, respectively.

Capital expenditures are expected to increase in 2005 compared to 2004 as a result of the deployment of advanced digital boxes. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment and for scalable infrastructure costs. We expect to fund capital expenditures for 2005 primarily from cash flows from operating activities.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this quarterly report and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

Restrictive Covenants. The indenture governing our notes contains a number of significant covenants that could adversely impact our business. In particular, our indenture restricts our and our subsidiaries' ability to:

•	incur additional debt;
•	repurchase or redeem equity interests and debt;
•	make investments;
•	sell all or substantially all of our assets or merge with or into other companies;
•	sell assets;
•	enter into sale-leasebacks;
•
in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee the bond issuers' debt, or issue specified equity interests;

•	engage in certain transactions with affiliates; and
•	grant liens.

Our ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the indenture governing our notes, which could result in acceleration of such notes and in certain cases, could result in cross-defaults under our affiliates' debt obligations. Any default under our indenture might adversely affect our growth, our financial condition and our results of operations and the ability to make payments on our notes. For more information, see the section above entitled "— Liquidity and Capital Resources."

Table of Contetns

Liquidity. Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities.

As the principal amounts of our notes become due in 2008, it is unclear whether we will have access to sufficient capital to satisfy these principal repayment obligations. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

If our business does not generate sufficient cash flow from operating activities, and sufficient future contributions are not available to us from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges or fund our other liquidity and capital needs.

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

For more information, see the section above entitled "— Liquidity and Capital Resources."

Parent Company Liquidity Concerns. Our long-term financing as of June 30, 2005 consists of $114.4 million principal amount of senior discount notes due in 2008. We expect to rely on capital contributions from our indirect parent companies to repay the principal amount of our notes at maturity. However, there can be no assurances that our indirect parent companies will have sufficient liquidity to satisfy this payment when due. As of June 30, 2005, our parent companies have $19.1 billion of debt and may incur additional debt in the future. Cash flows from operating activities and amounts available under the Charter Communications Operating, LLC ("Charter Operating") credit facilities may not be sufficient to fund our and our parent companies' operations and satisfy our parent companies' principal repayment obligations that come due in 2006 and, we believe, will not be sufficient to fund our parent companies' operations and satisfy such repayment obligations thereafter. Each of our indirect parent companies' debt has certain covenants which may restrict their ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates' debt obligations, which could adversely affect our indirect parent companies' ability to provide us with funding.

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

Securities Litigation. A number of putative federal class action lawsuits were filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of shareholder derivative lawsuits were filed against Charter in the same and other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri against Charter and its then current directors. Also, three shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor. These state court actions have been consolidated. The federal shareholders derivative suit and the consolidated derivative suit each alleged that the defendants breached their fiduciary duties.

Charter entered into Stipulations of Settlement setting forth proposed terms of settlement for the above-described class actions and derivative suits. On May 23, 2005 the United States District Court for the Eastern District of

Table of Contetns

Missouri conducted the final fairness hearing for the Actions, and on June 30, 2005, the Court issued its final approval of the settlements. Members of the class had 30 days from the issuance of the June 30 order approving the settlement to file an appeal challenging the approval. Two notices of appeal were filed relating to the settlement, but Charter does not yet know the specific issues presented by such appeals, nor have briefing schedules been set. See "Part II, Item 1. Legal Proceedings."

Moreover, due to (i) the inherent uncertainties of litigation and investigations, (ii) the remaining conditions to the finalization of our anticipated settlements, (iii) the possibility of appeals and objections to the settlements, and (iv) the need for us to comply with, and/or otherwise implement certain covenants, conditions, undertakings, procedures and other obligations that would be or have been imposed under the terms of the settlements, Charter cannot predict with certainty the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits described above could result in substantial potential liabilities and have a material adverse effect on our consolidated financial condition and results of operations or our liquidity. Further, these proceedings, and our actions in response to these proceedings, could result in substantial additional defense costs and the diversion of management's attention, and could adversely affect our ability to execute our business and financial strategies.

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

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts, aggressive pricing, and the ability of DBS to provide certain services that we are in the process of developing, has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including Charter, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems serve a higher concentration of such areas than those of other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us, and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that will enable them to begin providing video services, as well as high-bandwidth Internet access services, to residential and business customers. Some of these telephone companies have obtained, and are now seeking, franchises or alternative authorizations that are less burdensome than existing Charter franchises. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on the value of our business and its performance.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of "dial-up" and digital subscriber line technology, also known as DSL. DSL service is competitive with high-speed Internet service over cable systems. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers. In addition, as we expand our telephone offerings, we will face considerable competition from established telephone companies.

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

Mergers, joint ventures and alliances among franchised, wireless or private cable operators, satellite television providers, telephone companies and others, and the repeal of certain ownership rules may provide additional benefits

Table of Contetns

to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

Long-Term Indebtedness - Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under our notes following a change of control. A change of control under our notes would require us to make an offer to repurchase our outstanding notes. However, a failure by us to make or complete a change of control offer would place us in default of these agreements.

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed Internet services, digital video, bundled service packages, and to a lesser extent various commercial services that take advantage of cable's broadband capacity. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, the technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. If it is determined that the product or service being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of July 7, 2005 approximately 9% of Charter's current programming contracts were expired, and approximately another 21% are scheduled to expire at or before the end of 2005. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

Notes Price Volatility. The market price of our and our indirect parent companies' publicly traded notes has been and is likely to continue to be highly volatile. We expect that the price of these securities may fluctuate in response to various factors, including the factors described in this section and various other factors, which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any change in our debt ratings; the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules or interpretations; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company's securities, and several purported class action lawsuits were filed against Charter in 2001 and 2002, following a decline in its stock price.

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

Table of Contetns

terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Additional legislation and regulation is always possible.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations.

Over the past several years, proposals have been advanced that would require cable operators offering Internet service to provide non-discriminatory access to cable’s broadband infrastructure to competing Internet service providers. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision making it less likely that any non-discriminatory "open access" requirements (which are generally associated with common carrier regulation of "telecommunications services") will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable-provided Internet service as an "information service," rather than a "telecommunications service." This favorable regulatory classification limits the ability of various governmental authorities to impose open access requirements on cable-provided Internet service. Given the recency of the Brand X decision, however, the nature of any legislative or regulatory response remains uncertain. The imposition of open access requirements could materially affect our business.

CONTINGENCIES

Securities Class Actions and Derivative Suits. Fourteen putative federal class action lawsuits (the "Federal Class Actions") were filed against Charter, our manager and indirect parent, and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Court subsequently consolidated the Federal Class Actions into a single action (the "Consolidated Federal Class Action") for pretrial purposes. On August 5, 2004, the plaintiff's representatives, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) which incorporate the terms of the August 5, 2004 Memorandum of Understanding.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in the Circuit Court of the City of St. Louis, State of Missouri (the "Missouri State Court"), against Charter and its then current directors, as well as its former auditors. The plaintiffs alleged that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in Missouri State Court against Charter and certain of its current and former directors, as well as its former auditors. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

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

Table of Contetns

As noted above, Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the "Actions"). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. On May 23, 2005 the United States District Court for the Eastern District of Missouri conducted the final fairness hearing for the Actions, and on June 30, 2005, the Court issued its final approval of the settlements. Members of the class had 30 days from the issuance of the June 30 order approving the settlement to file an appeal challenging the approval. Two notices of appeal were filed relating to the settlement, but Charter does not yet know the specific issues presented by such appeals, nor have briefing schedules been set.

As amended, the Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144.0 million, which will include the fees and expenses of plaintiffs' counsel. Of this amount, $64.0 million would be paid in cash (by Charter's insurance carriers) and the $80.0 million balance was to be paid (subject to Charter's right to substitute cash therefor described below) in shares of Charter Class A common stock having an aggregate value of $40.0 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40.0 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. However, Charter had the right, in its sole discretion, to substitute cash for some or all of the aforementioned securities on a dollar for dollar basis. Pursuant to that right, Charter elected to fund the $80.0 million obligation with 13.4 million shares of Charter Class A common stock (having an aggregate value of approximately $15.0 million pursuant to the formula set forth in the Stipulations of Settlement) with the remaining balance (less an agreed upon $1.6 million discount in respect of that portion allocable to plaintiffs' attorneys' fees) to be paid in cash. In addition, Charter had agreed to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5.0 million; however, by agreement with its carrier Charter has paid $4.5 million in cash in lieu of issuing such shares. Charter delivered the settlement consideration to the claims administrator on July 8, 2005, and it will be held in escrow pending any appeals of the approval. On July 14, 2005, the Circuit Court for the City of St. Louis dismissed with prejudice the State Derivative Actions.

As part of the settlements, Charter has committed to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation.

Government Investigations. In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney's Office publicly stated that Charter was not a target of the investigation. Charter was also advised by the U.S. Attorney's Office that no current officer or member of its board of directors was a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and were sentenced April 22, 2005. Charter has advised us that it has fully cooperated with the investigation, and following the sentencings, the U.S. Attorney's Office for the Eastern District of Missouri announced that its investigation was concluded and that no further indictments would issue.

Indemnification. Charter was generally required to indemnify, under certain conditions, each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants' employment agreements. In accordance with these documents, in connection with the grand jury investigation, a now-settled SEC investigation and the above-described lawsuits, some of Charter's current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals. One of these former officers has counterclaimed against Charter alleging, among other things, that Charter owes him additional indemnification for legal fees that Charter did not pay and another of these former officers has counterclaimed against Charter for accrued sick leave.

Table of Contetns

Other Litigation. In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Contetns

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

In addition to those matters disclosed under the heading "Contingencies" of Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", we are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS.

The index to the exhibits begins on page 26 of this quarterly report.

Table of Contetns

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC

Dated: August 5, 2005	By: CHARTER COMMUNICATIONS, INC.,
Registrants' Manager

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President, Interim Chief Financial Officer,
Principal Accounting Officer and Corporate Controller
(Principal Financial Officer and Principal Accounting Officer)
of Charter Communications, Inc. (Manager);
Renaissance Media Group LLC; Renaissance Media
(Louisiana) LLC; and Renaissance Media (Tennessee) LLC

Dated: August 5, 2005	RENAISSANCE MEDIA CAPITAL CORPORATION

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President, Interim Chief Financial Officer,
Principal Accounting Officer and Corporate Controller
(Principal Financial Officer and Principal Accounting Officer)

Table of Contetns

EXHIBIT INDEX

Exhibit Number	Description of Document

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

Table of Contetns

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

10.1(a)
Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Consolidated Federal Class Action entitled In Re Charter Communications, Inc. Securities Litigation. (incorporated by reference to Exhibit 10.48 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.1(b)
Amendment to Stipulation of Settlement, dated as of May 23, 2005, regarding settlement of Consolidated Federal Class Action entitled In Re Charter Communications, Inc. Securities Litigation. (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to the registration statement on Form S-1 filed by Charter Communications, Inc. on June 8, 2005 (File No. 333-121186)).

10.2+
Employment Agreement, dated as of April 1, 2005, by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 3, 2005 (File No. 000-27927)).

10.3+
Letter Agreement, dated April 15, 2005, by and between Charter Communications, Inc. and Paul E. Martin (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed April 19, 2005 (File No. 0000-27927)).

10.4+
2005 Executive Cash Award Plan dated as of June 9, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed June 15, 2005 (File No. 0000-27927)).

10.5+
Restricted Stock Agreement, dated as of July 13, 2005, by and between Robert P. May and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed July 13, 2005 (File No. 000-27927)).

10.6+
Restricted Stock Agreement, dated as of July 13, 2005, by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed July 13, 2005 (File No. 000-27927)).

31.1*	Certificate of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Interim Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Financial Officer).

* Document attached

+ Management compensatory plan or arrangement