Form 10-Q
period 2005-09-30
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA CAPITAL CORP
filed 2005-11-10
CIK 1062363, 1062365, 1062367, 1062368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
or
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
QUARTER ENDED SEPTEMBER 30, 2005

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented pursuant to Rule 3-10(b) of Regulation S-X.

This quarterly report on Form 10-Q is for the nine months ended September 30, 2005. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "we," "us" and "our" refer to Renaissance Media Group LLC and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation, unless the context requires otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated" and "potential" among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
the availability, in general, of funds to meet interest payment obligations under our and our indirect parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources and, in particular, our ability to be able to provide under applicable debt instruments such funds (by dividend, investment or otherwise) to the applicable obligor of such debt;

•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet and other services and to maintain and grow a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•
our and our indirect parent companies’ ability to comply with all covenants in our and our indirect parent companies’ indentures, the Bridge Loan and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;

•
our and our indirect parent companies’ ability to pay or refinance debt prior to or when it becomes due and/or to take advantage of market opportunities and market windows to refinance that debt in the capital markets, through new issuances, exchange offers or otherwise, including restructuring our balance sheet and leverage position;

•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;
•	the impact of hurricane Katrina to our revenues, expenses and number of customers;
•	general business conditions, economic uncertainty or slowdown; and
•	the effects of governmental regulation, including but not limited to local franchise authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$184	$228
Accounts receivable, less allowance for doubtful accounts of $373 and $234, respectively	680	1,764
Prepaid expenses and other current assets	228	155

Total current assets	1,092	2,147

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $139,718 and $120,986, respectively	128,124	140,406
Franchises, net	225,353	225,445

Total investment in cable properties, net	353,477	365,851

OTHER NONCURRENT ASSETS	17	26

Total assets	$354,586	$368,024

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,683	$14,923
Payables to manager of cable systems - related parties	32,521	37,254

Total current liabilities	52,204	52,177

LONG-TERM DEBT	115,492	115,805

OTHER LONG-TERM LIABILITIES	1,898	2,792

MEMBER'S EQUITY	184,992	197,250

Total liabilities and member's equity	$354,586	$368,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

REVENUES	$25,831	$29,380	$86,392	$86,064

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	12,691	12,196	39,901	36,180
Selling, general and administrative	5,936	5,982	17,899	17,465
Depreciation and amortization	8,448	10,015	25,862	26,720
Impairment of franchises	--	21,014	--	21,014
Loss on sale of assets, net	--	17	357	35
Hurricane asset retirement loss	6,395	--	6,395	-
Special charges, net	11	1	(32)	2,268

	33,481	49,225	90,382	103,682

Loss from operations	(7,650)	(19,845)	(3,990)	(17,618)

OTHER EXPENSE:
Interest expense, net	(2,756)	(2,756)	(8,268)	(8,268)

Loss before cumulative effect
of accounting change	(10,406)	(22,601)	(12,258)	(25,886)

Cumulative effect of accounting change	--	(5,744)	--	(5,744)

Net loss	$(10,406)	$(28,345)	$(12,258)	$(31,630)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,258)	$(31,630)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	25,862	26,720
Impairment of franchises	--	21,014
Hurricane asset retirement loss	6,395	--
Special charges, net	--	1,991
Noncash interest expense	(313)	(314)
Loss on sale of assets, net	357	35
Cumulative effect of accounting change	--	5,744
Changes in operating assets and liabilities:
Accounts receivable	1,084	(552)
Prepaid expenses and other assets	(73)	(44)
Accounts payable, accrued expenses and other	(1,167)	923
Payables to related party	(6,421)	(8,339)

Net cash flows from operating activities	13,466	15,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,542)	(15,036)
Change in accrued expenses related to capital expenditures	5,015	(515)
Proceeds from sale of assets	17	--

Net cash flows from investing activities	(13,510)	(15,551)

NET CHANGE IN CASH	(44)	(3)

CASH, beginning of period	228	257

CASH, end of period	$184	$254

CASH PAID FOR INTEREST	$5,721	$5,721

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

2. Liquidity and Capital Resources

The Company recognized a loss from operations of $7.7 million and $4.0 million for the three and nine months ended September 30, 2005, respectively, and $19.8 million and $17.6 million for the three and nine months ended September 30, 2004, respectively. The Company's net cash flows from operating activities were $13.5 million and $15.5 million for the nine months ended September 30, 2005 and 2004, respectively.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

The Company has historically required significant cash to fund debt service costs, capital expenditures and ongoing operations. Historically, the Company has funded these requirements through cash flows from operating activities and borrowings under the Charter Operating credit facilities. However, the mix of funding sources changes from period to period. For the nine months ended September 30, 2005, the Company generated $13.5 million of net cash flows from operating activities. In addition, the Company used approximately $18.5 million for purchases of property, plant and equipment. The Company expects that cash on hand and cash flows from operating activities and borrowings under the Charter Operating credit facilities will be adequate to meet its cash needs in 2005.

The Company's long-term financing as of September 30, 2005 consists of $114.4 million principal amount of senior discount notes due in 2008. The Company expects that it will rely on capital contributions from its indirect parent companies to repay the principal amount of its notes at maturity. However, there can be no assurances that its indirect parent companies will have sufficient liquidity to satisfy this payment when due. As of September 30, 2005, the Company's indirect parent companies have $19.0 billion of debt and may incur additional debt in the future. Cash flows from operating activities and amounts available under the Charter Operating credit facilities and the Bridge Loan (described below) may not be sufficient to fund the Company's and its parent companies' operations and satisfy its parent companies' interest payment obligations that come due in 2007. It is likely that the Company’s parent companies will require additional funding to satisfy their debt repayment obligations in 2007. The Company believes that cash flows from operating activities and amounts available under Charter Operating credit facilities and the Bridge Loan will not be sufficient to fund its parent companies' operations and satisfy their interest and prinicpal repayment obligations thereafter. The debt of each of the Company's indirect parent companies has certain covenants which may restrict such Company's ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations. In addition, a default under the covenants governing the Company's indenture could result in the acceleration of the Company's payment obligations under the Company's debt and, under certain circumstances, in cross-defaults under the Company's affiliates' debt obligations, which could adversely affect the Company's indirect parent companies' ability to provide us with funding.

In October 2005, the Company’s indirect parent company, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp., as guarantor thereunder, entered into a senior bridge loan agreement (the "Bridge Loan") with JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch and Deutsche Bank AG Cayman Islands Branch (the "Lenders") whereby the Lenders have committed to make loans to CCO Holdings in an aggregate amount of $600 million. CCO Holdings may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the Bridge Loan.

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

3. Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite-life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances. Such test resulted in a total franchise impairment of approximately $21.0 million during the third quarter of 2004. The October 1, 2005 annual impairment test will be finalized in the fourth quarter of 2005 and any impairment resulting from such test will be recorded in the fourth quarter. Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company's cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

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

Franchise amortization expense for the three and nine months ended September 30, 2005 was $31 and $92, respectively, and franchise amortization expense for the three and nine months ended September 30, 2004 was $41 and $102, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $100 annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

Accounts payable - trade	$1,646	$2,899
Accrued capital expenditures	5,592	577
Accrued expenses:
Interest	5,244	2,384
Programming costs	1,137	1,116
Franchise-related fees	2,017	2,677
State sales tax	2,024	2,792
Personal property tax	1,213	1,182
Other	810	1,296

	$19,683	$14,923

5. Long-Term Debt

Long-term debt consists of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

10% senior discount notes	$114,413	$114,413
Unamortized net premium	1,079	1,392

	$115,492	$115,805

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

6. Comprehensive Loss

Comprehensive loss is equal to net loss for the three and nine months ended September 30, 2005 and 2004.

7. Hurricane Asset Retirement Loss

Certain of the Company’s cable systems in Louisiana suffered significant plant damage as a result of hurricane Katrina. Based on preliminary evaluations, the Company wrote off $6.4 million of its plants’ net book value and issued $3.8 million of credits to customers related to service outages thereby reducing revenue and accounts receivable during the nine months ended September 30, 2005. Insignificant amounts of other expenses were recorded related to hurricane Katrina.

The Company has insurance coverage for both property and business interruption. The Company has not recorded any potential insurance recoveries as it is still assessing the damage of its plant and the extent of insurance coverage.

8. Income Taxes

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of those indirect subsidiaries are limited liability companies that are also not subject to income tax. A certain indirect subsidiary of the Company is a corporation that is subject to income tax, but has no operations and has not generated any taxable income since inception. Any taxable income generated by the Company would be the responsibility of the Company's equity owner. As such, the Company has not provided for income taxes in the accompanying condensed consolidated financial statements.

9. Contingencies

Securities Class Actions and Derivative Suits

Fourteen putative federal class action lawsuits (the "Federal Class Actions") were filed in 2002 against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Court subsequently consolidated the Federal Class Actions into a single action (the "Consolidated Federal Class Action") for pretrial purposes. On August 5, 2004, the plaintiffs’ representatives, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) that incorporate the terms of the August 5, 2004 Memorandum of Understanding.

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

As noted above, Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the "Actions"). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. On May 23, 2005 the United States District Court for the Eastern District of Missouri conducted the final fairness hearing for the Actions, and on June 30, 2005, the Court issued its final approval of the settlements. Members of the class had 30 days from the issuance of the June 30 order approving the settlement to file an appeal challenging the approval. Two notices of appeal were filed relating to the settlement. Those appeals were directed to the amount of fees that the attorneys for the class were to receive and to the fairness of the settlement. At the end of September 2005, Stipulations of Dismissal were filed with the Eighth Circuit Court of Appeals resulting in the dismissal of both appeals with prejudice. Procedurally therefore, the settlements are final.

As amended, the Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144.0 million, which will include the fees and expenses of plaintiffs' counsel. Of this amount, $64.0 million would be paid in cash (by Charter's insurance carriers) and the $80.0 million balance was to be paid (subject to Charter's right to substitute cash therefor as described below) in shares of Charter Class A common stock having an aggregate value of $40.0 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40.0 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. However, Charter had the right, in its sole discretion, to substitute cash for some or all of the aforementioned securities on a dollar for dollar basis. Pursuant to that right, Charter elected to fund the $80.0 million obligation with 13.4 million shares of Charter Class A common stock (having an aggregate value of approximately $15.0 million pursuant to the formula set forth in the Stipulations of Settlement) with the remaining balance (less an agreed upon $1.6 million discount in respect of that portion allocable to plaintiffs' attorneys' fees) to be paid in cash. In addition, Charter had agreed to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5.0 million; however, by agreement with its carrier, Charter paid $4.5 million in cash in lieu of issuing such shares. Charter delivered the settlement consideration to the claims administrator on July 8, 2005, and it was held in escrow pending resolution of the appeals. Those appeals are now resolved. On July 14, 2005, the Circuit Court for the City of St. Louis dismissed with prejudice the State Derivative Actions. The claims administrator is responsible for disbursing the settlement consideration.

As part of the settlements, Charter committed to a variety of corporate governance changes, internal practices and public disclosures, all of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation.

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

Indemnification

Charter was generally required to indemnify, under certain conditions, each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants' employment agreements. In accordance with these documents, in connection with the grand jury investigation, a now-settled SEC investigation and the above-described lawsuits, some of Charter's current and former directors and current and former officers were advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals. One of these former officers has counterclaimed against Charter alleging, among other things, that Charter owes him additional indemnification for legal fees that Charter did not pay, and another of these former officers has counterclaimed against Charter for accrued sick leave.

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

INTRODUCTION

For the nine months ended September 30, 2005 and 2004, our loss from operations, which includes depreciation and amortization expense but excludes interest expense, was $4.0 million and $17.6 million, respectively. We had a negative operating margin of 5% and 20% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in loss from operations and negative operating margin from 2004 to 2005 was principally due to impairment of franchises of $21.0 million recorded in 2004 which did not recur in 2005 offset by the hurricane asset retirement loss recorded in 2005.

As of September 30, 2005, we own and operate cable systems serving approximately 137,600 analog video customers. Of our 137,600 analog video customers, approximately 84,000 were impacted by hurricane Katrina. Through September and October, the Company has been restoring service to its impacted customers and, as of the date of this report, substantially all of its customers’ service has been restored. Based on preliminary estimates, customer losses related to hurricane Katrina are expected to be approximately 6,000 to 9,000 as a result of the displacement of current customers for a period of time. Through our broadband network of coaxial and fiber optic cable, we offer our customers traditional cable video programming (analog and digital, which we refer to as "video" service), high-speed cable Internet access (which we refer to as "high-speed data service") and advanced broadband cable services (such as video on demand ("VOD")).

Our outstanding notes require us to pay cash interest each April and October and mature in 2008. We expect that we will rely on loans and capital contributions from our indirect parent companies to repay our notes at maturity. However, there can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2005		2004

Revenues	$86,392	100%	$86,064	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	39,901	46%	36,180	42%
Selling, general and administrative	17,899	21%	17,465	20%
Depreciation and amortization	25,862	30%	26,720	31%
Impairment of franchises	--	--	21,014	24%
Loss on sale of assets, net	357	--	35	--
Hurricane asset retirement loss	6,395	8%	--	--
Special charges, net	(32)	--	2,268	3%

	90,382	105%	103,682	120%

Loss from operations	(3,990)	(5)%	(17,618)	(20)%

Other expense:
Interest expense, net	(8,268)		(8,268)

Loss before cumulative effect
of accounting change	(12,258)		(25,886)

Cumulative effect of accounting change	--		(5,744)

Net loss	$(12,258)		$(31,630)

Revenues. Revenues increased $0.3 million to $86.4 million for the nine months ended September 30, 2005 from $86.1 million for the nine months ended September 30, 2004. This increase is principally the result of increases in the number of high-speed Internet and digital video customers as well as price increases for video and high-speed Internet services, and is offset partially by $3.8 million of credits issued to hurricane Katrina impacted customers related to service outages and a decrease in analog video customers. We expect revenues to be negatively impacted for a period of time as a result of the displacement of customers by hurricane Katrina. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as VOD, high definition television and digital video recorder service.

Revenues by service offering were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2005		2004		2005 over 2004
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$59,957	69%	$63,061	73%	$(3,104)	(5)%
High-speed Internet	12,550	15%	10,415	12%	2,135	20%
Advertising sales	4,949	6%	4,101	5%	848	21%
Commercial	2,725	3%	2,201	3%	524	24%
Other	6,211	7%	6,286	7%	(75)	(1)%

	$86,392	100%	$86,064	100%	$328	--

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues decreased by $3.1 million to $60.0 million for the nine months ended September 30, 2005 compared to $63.1 million for the nine months ended September 30, 2004. The decrease was primarily the result of approximately $2.9 million of credits issued to hurricane Katrina impacted customers related to service outages and a decline in analog video customers, partially offset by price increases and an increase in digital video customers.

Revenues from high-speed Internet services provided to our non-commercial customers increased $2.1 million, or 20%, from $10.4 million for the nine months ended September 30, 2004 to $12.6 million for the nine months ended September 30, 2005. The increase was primarily the result of an increase in high-speed Internet customers and an increase in the average price of the service, partially offset by approximately $0.9 million of credits issued to hurricane Katrina impacted customers related to service outages.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $0.8 million, or 21%, from $4.1 million for the nine months ended September 30, 2004 to $4.9 million for the nine months ended September 30, 2005, primarily as a result of an increase in local advertising sales and an increase in advertising revenue from vendors. For the nine months ended September 30, 2005 and 2004, we received $0.4 million and $0.2 million, respectively, in advertising sales revenues from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services to our commercial customers. Commercial revenues increased $0.5 million, or 24%, from $2.2 million for the nine months ended September 30, 2004 to $2.7 million for the nine months ended September 30, 2005, primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $0.1 million, or 1%, from $6.3 million for the nine months ended September 30, 2004 to $6.2 million for the nine months ended September 30, 2005. The decrease was primarily the result of a decrease in late payment fees.

Operating Expenses. Operating expenses increased by $3.7 million, or 10%, from $36.2 million for the nine months ended September 30, 2004 to $39.9 million for the nine months ended September 30, 2005. Programming costs included in the accompanying condensed consolidated statements of operations were $24.3 million and $23.1 million, representing 27% and 22% of total costs and expenses for the nine months ended September 30, 2005 and 2004, respectively. Key expense components as a percentage of revenues were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$24,341	28%	$23,111	27%	$1,230	5%
Service	13,467	16%	11,321	13%	2,146	19%
Advertising sales	2,093	2%	1,748	2%	345	20%

	$39,901	46%	$36,180	42%	$3,721	10%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels and pay-per-view programming. The increase in programming costs of $1.2 million, or 5%, for the nine months ended September 30, 2005 over the nine months ended September 30, 2004 was a result of price increases, particularly in sports programming and an increase in digital video customers, partially offset by reductions in programming costs of $1 million related to hurricane Katrina service outages and decreases in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $0.8 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively.

Our cable programming costs have increased in every year we have operated in excess of U.S. inflation and cost-of-living increases, and we expect them to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. We expect that programming costs will increase in the fourth quarter of 2005 at a higher rate than in the first nine months of 2005. These costs will be determined in part on the outcome of programming negotiations in the fourth quarter of 2005 and may be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, costs of providing high-speed Internet service, maintenance and pole rent expense. The increase in service costs of $2.1 million, or 19%, resulted primarily from increased labor and maintenance costs to support our infrastructure, increased equipment maintenance and higher fuel prices. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. The increase in advertising sales of $0.3 million, or 20%, was a result of an increase in salaries and commissions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.4 million, or 2%, from $17.5 million for the nine months ended September 30, 2004 to $17.9 million for the nine months ended September 30, 2005. Key components of expense as a percentage of revenues were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$16,021	19%	$15,596	18%	$425	3%
Marketing	1,878	2%	1,869	2%	9	--

	$17,899	21%	$17,465	20%	$434	2%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $0.4 million, or 3%, resulted primarily from increases in management fees of $0.6 million associated with consulting services related to increased emphasis on improved service levels.

Marketing expenses remained unchanged at $1.9 million for the nine months ended September 30, 2005 and 2004.

Depreciation and Amortization. Depreciation and amortization expense decreased by $0.9 million, or 3%, from $26.7 million for the nine months ended September 30, 2004 to $25.9 million for the nine months ended September 30, 2005. The decrease in depreciation was related to an increase in the amount of fully depreciated assets offset by an increase in capital expenditures.

Impairment of Franchises. We performed an impairment assessment during the third quarter 2004. The use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation, primarily as a result of increased competition, led to the recognition of a $21.0 million impairment charge for the nine months ended September 30, 2004.

Loss on Sale of Assets, Net. Loss on sale of assets of $0.4 million and $35 thousand for the nine months ended September 30, 2005 and 2004, respectively, represents losses realized on the disposal of fixed assets.

Hurricane Asset Retirement Loss. Hurricane asset retirement loss represents the loss associated with the write-off of the net book value of assets destroyed by hurricane Katrina in the third quarter of 2005.

Special Charges, Net. Reversal of special charges of $32 thousand for the nine months ended September 30, 2005 represents an agreed upon cash discount on settlement of the consolidated Federal Class Action and Federal Derivative Action. See "— Legal Proceedings." Special charges of $2.3 million for the nine months ended September 30, 2004 represents approximately $2.1 million as part of the terms set forth in memoranda of understanding regarding settlement of the consolidated Federal Class Action and Federal Derivative Action and approximately $0.2 million of litigation costs related to the tentative settlement of the South Carolina national class action suit, which settlements are subject to final documentation and court approval.

Interest Expense, Net. Interest expense remained unchanged at $8.3 million for the nine months ended September 30, 2005 and 2004.

Net Loss. Net loss decreased to $12.3 million for the nine months ended September 30, 2005 from $31.6 million for the nine months ended September 30, 2004 as a result of the combination of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities. However, the mix of funding sources changes from period to period. For the nine months ended September 30, 2005, we generated $13.5 million of net cash flows from operating activities. During 2005, we expect to fund our liquidity and capital requirements primarily through cash on hand, cash flows from operating activities and borrowings under the Charter Communications Operating, LLC ("Charter Operating") credit facilities.

The principal amount of our senior notes was $114.4 million as of September 30, 2005. Since October 15, 2003, interest on the notes is payable semi-annually in arrears in cash at a rate of 10% per year. On April 15, 2003, the notes became redeemable at the option of the issuers thereof, in whole or in part, initially at 105% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006. Renaissance Media Group has fully and unconditionally guaranteed the notes.

See the section entitled "Liquidity and Capital Resources" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Annual Report on Form 10-K for a description of our senior notes indenture, including certain terms, restrictions and covenants.

We expect to remain in compliance with the covenants under our indenture. We expect that cash flows from operating activities and borrowings under the Charter Operating credit facilities will be sufficient to satisfy our liquidity needs until maturity of the notes. However, we expect to rely on capital contributions from our indirect parent companies to repay the principal amount of our notes at maturity. There can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. As of September 30, 2005, our indirect parent companies have $19.0 billion of debt and may incur additional debt in the future. Cash flows from operating activities and amounts available under the Charter Operating credit facilities and bridge loan, discussed below, may not be sufficient to fund our and our parent companies' operations and satisfy our parent companies' interest payment obligations that come due in 2007. It is likely that our parent companies will require additional funding to satisfy their debt repayment obligations in 2007. We believe that cash flows from operating activities and amounts available under Charter Operating credit facilities and the bridge loan amounts will not be sufficient to fund our parent companies' operations and satisfy their interest and principal repayment obligations thereafter. The debt of each of our indirect parent companies has certain covenants which may restrict their ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates' debt obligations, which could adversely affect our indirect parent companies' ability to provide us with funding.

In October 2005, our indirect parent company, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp., as guarantor thereunder, entered into a senior bridge loan agreement (the "Bridge Loan") with JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch and Deutsche Bank AG Cayman Islands Branch (the "Lenders") whereby the Lenders have committed to make loans to CCO Holdings in an aggregate amount of $600 million. CCO Holdings may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the Bridge Loan.

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

No assurances can be given that we will not experience liquidity problems because of adverse market conditions, increased competition or other unfavorable events, or if we do not obtain sufficient additional financing on a timely basis as our debt becomes due. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through our indirect parent companies' existing credit facilities or in traditional debt or equity financings, we would consider:

•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue;
•	selling assets; or
•
seeking funding, if available, from our indirect parent companies, including from the issuance of debt or equity by our indirect parent companies, including Charter, Charter Holdings, CCH I, LLC, CCH I Holdings, LLC, CCH II, LLC, CCO Holdings or Charter Operating, the proceeds of which could be loaned or contributed to us.

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

Historical Operating, Financing and Investing Activities

We held $0.2 million in cash and cash equivalents as of September 30, 2005 and December 31, 2004.

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2005 and 2004 was $13.5 million and $15.5 million, respectively. Operating activities provided $2.1 million less cash during the nine months ended September 30, 2005 compared to the corresponding period in 2004, primarily as a result of changes in operating assets and liabilities that used $1.4 million less cash during the nine months ended September 30, 2005 compared to the corresponding period in 2004.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2005 and 2004 was $13.5 million and $15.6 million, respectively. Investing activities used $2.0 million less cash during the nine months ended September 30, 2005 compared to the corresponding period in 2004, primarily as a result of an increase in our accrued expenses related to capital expenditures.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $18.5 million and $15.0 million for the nine months ended September 30, 2005 and 2004, respectively. Capital expenditures increased as a result of increased spending on support capital related to our investment in service improvements, scalable infrastructure related to VOD and capital costs associated with replacing plant and equipment related to hurricane Katrina.

Upgrading our cable systems has enabled us to offer digital television, high-speed Internet services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities. In addition, during the nine months ended September 30, 2005 and 2004, our liabilities related to capital expenditures increased $5.0 million and decreased by $0.5 million, respectively.

Capital expenditures are expected to increase in 2005 compared to 2004 as a result of the deployment of advanced digital set-top terminals and capital expenditures to continue to replace plant and equipment destroyed in hurricane Katrina. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment, support capital and for scalable infrastructure costs. We expect to fund capital expenditures for 2005 primarily from cash flows from operating activities and borrowings under the Charter Operating credit facilities.

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

Parent Company Liquidity Concerns. Our long-term financing as of September 30, 2005 consists of $114.4 million principal amount of senior discount notes due in 2008. We expect to rely on capital contributions from our indirect parent companies to repay the principal amount of our notes at maturity. However, there can be no assurances that our indirect parent companies will have sufficient liquidity to satisfy this payment when due. As of September 30, 2005, our parent companies have $19.0 billion of debt and may incur additional debt in the future. Cash flows from operating activities and amounts available under Charter Operating credit facilities and the Bridge Loan may not be sufficient to fund our and our parent companies' operations and satisfy our parent companies' interest payment obligations that come due in 2007. It is likely that our parent companies will require additional funding to satisfy their debt repayment obligations in 2007. We believe that cash flows from operating activities and amounts available under Charter Operating credit facilities and the Bridge Loan will not be sufficient to fund our parent companies' operations and satisfy their interest and principal repayment obligations thereafter. Each of our indirect parent companies' debt has certain covenants which may restrict their ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates' debt obligations, which could adversely affect our indirect parent companies' ability to provide us with funding.

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

Securities Litigation. A number of putative federal class action lawsuits were filed in 2002 against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of shareholder derivative lawsuits were filed against Charter in the same and other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri against Charter and its then current directors. Also, three shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor. These state court actions have been consolidated. The federal shareholders derivative suit and the consolidated derivative suit each alleged that the defendants breached their fiduciary duties.

Charter entered into Stipulations of Settlement setting forth proposed terms of settlement for the above-described class actions and derivative suits. On May 23, 2005 the United States District Court for the Eastern District of Missouri conducted the final fairness hearing for the Actions, and on June 30, 2005, the Court issued its final approval of the settlements. Members of the class had 30 days from the issuance of the June 30 order approving the settlement to file an appeal challenging the approval. Two notices of appeal were filed relating to the settlement. Those appeals were directed to the amount of fees that the attorneys for the class were to receive and to the fairness of the settlement. At the end of September 2005, Stipulations of Dismissal were filed with the Eighth Circuit Court of Appeals resulting in the dismissal of both appeals with prejudice. Procedurally therefore, the settlements are final. See "Part II, Item 1. Legal Proceedings."

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

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including Charter, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density and that our systems serve a higher concentration of such areas than those of other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that will enable them to begin providing video services, as well as high-bandwidth Internet access services, to residential and business customers. Some of these telephone companies have obtained, and are now seeking, franchises or alternative authorizations that are less burdensome than existing Charter franchises. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on the value of our business and its performance.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of "dial-up" and digital subscriber line technology, also known as DSL. DSL service is competitive with high-speed Internet service over cable systems. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers. Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies.

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

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of September 30, 2005 approximately 9% of Charter's current programming contracts were expired, and approximately another 20% are scheduled to expire at or before the end of 2005. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

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

Regulation and Legislation. Cable system operations are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Additional legislation and regulation is always possible. In fact, there has been legislative activity at the state level to streamline cable franchising and there is proposed legislation in the United States Congress to overhaul traditional communications regulation and cable franchising.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Additional government mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision on February 10, 2005 confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could modify its position or Congress could legislate additional carriage obligations.

Over the past several years, proposals have been advanced that would require cable operators offering Internet service to provide non-discriminatory access to their networks to competing Internet service providers. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision making it less likely that any non-discriminatory "open" access requirements (which are generally associated with common carrier regulation of "telecommunications services") will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable-provided Internet service as an "information service," rather than a "telecommunications service." This favorable regulatory classification limits the ability of various governmental authorities to impose open access requirements on cable-provided Internet service. Given the recency of the Brand X decision, however, the nature of any legislative or regulatory response remains uncertain. The imposition of open access requirements could materially affect our business.

CONTINGENCIES

Securities Class Actions and Derivative Suits. Fourteen putative federal class action lawsuits (the "Federal Class Actions") were filed in 2002 against Charter, our manager and indirect parent, and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Court subsequently consolidated the Federal Class Actions into a single action (the "Consolidated Federal Class Action") for pretrial purposes. On August 5, 2004, the plaintiffs’ representatives, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) that incorporate the terms of the August 5, 2004 Memorandum of Understanding.

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

As noted above, Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the "Actions"). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. On May 23, 2005 the United States District Court for the Eastern District of Missouri conducted the final fairness hearing for the Actions, and on June 30, 2005, the Court issued its final approval of the settlements. Members of the class had 30 days from the issuance of the June 30 order approving the settlement to file an appeal challenging the approval. Two notices of appeal were filed relating to the settlement. Those appeals were directed to the amount of fees that the attorneys for the class were to receive and to the fairness of the settlement. At the end of September 2005, Stipulations of Dismissal were filed with the Eighth Circuit Court of Appeals resulting in the dismissal of both appeals with prejudice. Procedurally therefore, the settlements are final.

As amended, the Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144.0 million, which will include the fees and expenses of plaintiffs' counsel. Of this amount, $64.0 million would be paid in cash (by Charter's insurance carriers) and the $80.0 million balance was to be paid (subject to Charter's right to substitute cash therefor as described below) in shares of Charter Class A common stock having an aggregate value of $40.0 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40.0 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. However, Charter had the right, in its sole discretion, to substitute cash for some or all of the aforementioned securities on a dollar for dollar basis. Pursuant to that right, Charter elected to fund the $80.0 million obligation with 13.4 million shares of Charter Class A common stock (having an aggregate value of approximately $15.0 million pursuant to the formula set forth in the Stipulations of Settlement) with the remaining balance (less an agreed upon $1.6 million discount in respect of that portion allocable to plaintiffs' attorneys' fees) to be paid in cash. In addition, Charter had agreed to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5.0 million; however, by agreement with its carrier, Charter paid $4.5 million in cash in lieu of issuing such shares. Charter delivered the settlement consideration to the claims administrator on July 8, 2005, and it was held in escrow pending resolution of the appeals. Those appeals are now resolved. On July 14, 2005, the Circuit Court for the City of St. Louis dismissed with prejudice the State Derivative Actions. The claims administrator is responsible for disbursing the settlement consideration.

As part of the settlements, Charter committed to a variety of corporate governance changes, internal practices and public disclosures, all of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation.

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

Indemnification. Charter was generally required to indemnify, under certain conditions, each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants' employment agreements. In accordance with these documents, in connection with the grand jury investigation, a now-settled SEC investigation and the above-described lawsuits, some of Charter's current and former directors and current and former officers were advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals. One of these former officers has counterclaimed against Charter alleging, among other things, that Charter owes him additional indemnification for legal fees that Charter did not pay, and another of these former officers has counterclaimed against Charter for accrued sick leave.

Other Litigation. Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

Charter entered into an employment agreement with Sue Ann R. Hamilton, Executive Vice President, Programming, as of October 31, 2005. This agreement sets forth the terms under which Ms. Hamilton will serve as an executive of Charter. The term of this agreement is two years from the date of the agreement.

The agreement provides that Ms. Hamilton shall be employed in an executive capacity to perform such duties as are assigned or delegated by the President and Chief Executive Officer or the designee thereof. She shall be eligible to participate in Charter's incentive bonus plan that applies to senior executives, stock option plan and to receive such employee benefits as are available to other senior executives. In the event that Ms. Hamilton is terminated by Charter without "cause" or for "good reason termination," as those terms are defined in the employment agreement, Ms. Hamilton will receive her salary for the remainder of the term of the agreement or twelve months salary, whichever is greater; a pro rata bonus for the year of termination; twelve months of COBRA payments; and the vesting of options and restricted stock for as long as severance payments are made. The employment agreement contains a one-year, non-compete provision (or until the end of the term of the agreement, if longer) in a "competitive business," as such term is defined in the agreement, and two-year non-solicitation clauses. The agreement provides that Ms. Hamilton's salary shall be $371,800.

The full text of Ms. Hamilton's employment agreement is filed herewith as Exhibit 10.7.

ITEM 6. EXHIBITS.

The index to the exhibits begins on page 27 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC

Dated: November 10, 2005	By:CHARTER COMMUNICATIONS, INC.,
Registrants' Manager

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President, Interim Chief Financial Officer,
Principal Accounting Officer and Corporate Controller
(Principal Financial Officer and Principal Accounting Officer)
of Charter Communications, Inc. (Manager);
Renaissance Media Group LLC; Renaissance Media
(Louisiana) LLC; and Renaissance Media (Tennessee) LLC

Dated: November 10, 2005	RENAISSANCE MEDIA CAPITAL CORPORATION

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

10.1+
Amendment No. 7 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective August 23, 2005 (incorporated by reference to Exhibit 10.43(h) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128828)).

10.2+	Restricted Stock Agreement, dated as of July 13, 2005, by and between Robert P. May and Charter

Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed July 13, 2005 (File No. 000-27927)).
10.3+
Restricted Stock Agreement, dated as of July 13, 2005, by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed July 13, 2005 (File No. 000-27927)).

10.4+
Employment Agreement, dated as of August 9, 2005, by and between Neil Smit and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2005 (File No. 000-27927)).

10.5+
Employment Agreement dated as of September 2, 2005, by and between Paul E. Martin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 9, 2005 (File No. 000-27927)).

10.6+
Employment Agreement dated as of September 2, 2005, by and between Wayne H. Davis and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on September 9, 2005 (File No. 000-27927)).

10.7+
Employment Agreement dated as of October 31, 2005, by and between Sue Ann Hamilton and Charter Communications, Inc. (incorporated by reference to Exhibit 10.22 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 1, 2005 (File No. 000-27927)).

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