Form 10-K
period 2005-12-31
RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA CAPITAL CORP; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC
filed 2006-03-31
CIK 1062363, 1062368, 1062365, 1062367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrants are well-known seasoned issuers as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ༂

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                             Accelerated filer ☐                             Non-accelerated filer ☑

The aggregate market value of the voting and non-voting common equity securities held by non-affiliates at June 30, 2005 was $0. All of the limited liability company membership interests of Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC are held by Renaissance Media Group LLC. All of the issued and outstanding shares of capital stock of Renaissance Media Capital Corporation are held by Renaissance Media Group LLC. All of the limited liability company membership interests of Renaissance Media Group LLC are held by Charter Communications, LLC (and indirectly by Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

Documents Incorporated By Reference
Neither an Annual Report to security holders, a proxy statement nor a prospectus under Rule 424(b) or (c) are incorporated herewith.

* Registrants meet the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K and are therefore filing with the reduced disclosure format.

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC
RENAISSANCE MEDIA CAPITAL CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

Page No.
Part I

Item 1. Business	1
Item 1A. Risk Factors	2
Item 1B. Unresolved Staff Comments	8
Item 2. Properties	8
Item 3. Legal Proceedings	8

Part II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters	10
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A. Quantitative and Qualitative Disclosure About Market Risk	19
Item 8. Financial Statements and Supplementary Data	19
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
Item 9A. Controls and Procedures	19
Item 9B. Other Information	20

Part III

Item 14. Principal Accounting Fees and Services	21

Part IV
22
Item 15. Exhibits and Financial Statement Schedules

Signatures	27

This annual report on Form 10-K is for the year ended December 31, 2005. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to Renaissance Media Group LLC and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation unless the context requires otherwise.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under the heading "Risk Factors" and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate, " "should," "planned," "will," "may," "intend," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or SEC, and include, but are not limited to:

•
the availability, in general, of funds to meet interest payment obligations under our and our indirect parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources and, in particular, our ability to be able to provide under the applicable debt instruments such funds (by dividend, investment or otherwise) to the applicable obligor of such debt;

•	our and our indirect parent companies’ ability to comply with all covenants in our and our indirect parent companies’ indentures, bridge loan and credit facilities any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;
•	our and our indirect parent companies’ ability to pay or refinance debt prior to or when it becomes due and/or to take advantage of market opportunities and market windows to refinance that debt through new issuances, exchange offers or otherwise, including restructuring our balance sheet and leverage position;
•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet and other services and to maintain and grow a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;
•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;
•	the impact of hurricanes Katrina and Rita to our revenues, expenses and number of customers;
•	general business conditions, economic uncertainty or slowdown; and
•	the effects of governmental regulation, including but not limited to local franchise authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this annual report.

ii

PART I

Item 1. Business.

Introduction

Renaissance Media Group LLC (“Renaissance Media Group”), through its subsidiaries, is the owner and operator of cable systems. We are a wholly owned subsidiary of CCO NR Holdings, LLC (“CCO NR”), from which we receive funding as needed. As of December 31, 2005, we own and operate cable systems serving approximately 131,200 analog video customers. Through our broadband network of coaxial and fiber optic cable, we offer our customers traditional cable video programming (analog and digital, which we refer to as “video” service), high-speed Internet access and advanced broadband cable services (such as video on demand (“VOD”), high definition television and interactive television).

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

At December 31, 2005, our investment in cable properties, long-term debt and total member’s equity were $380.1 million, $115.4 million and $178.7 million, respectively. Our debt-to-equity ratio and working capital deficit were 0.6 to 1 and $84.2 million at December 31, 2005, respectively. For the year ended December 31, 2005, our revenues and net loss were approximately $110.3 million and $18.6 million, respectively.

We are managed by Charter Communications, Inc. (“Charter”) and Charter Communications Holding Company, LLC (“Charter Holdco”) and pay a fee for their management services. See also Note 14 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri 63131. Our telephone number is (314) 965-0555 and information regarding us is available on Charter’s website accessible at www.charter.com. Since January 1, 2002, our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, have been made available on Charter’s website free of charge as soon as reasonably practicable after they have been filed. The information posted on Charter’s website is not incorporated into this annual report.

Recent Events

Appointment of New Executive Vice President and Chief Financial Officer

Jeffrey T. Fisher, 43, has been appointed to the position of Executive Vice President and Chief Financial Officer of Charter, effective February 6, 2006. Mr. Fisher succeeds the Interim Chief Financial Officer, Paul E. Martin, who has indicated his intention to continue as Charter’s Senior Vice President, Principal Accounting Officer and Corporate Controller until at least March 31, 2006.

Issuance of Charter Operating Notes in Exchange for Renaissance Notes

On March 13, 2006, we exchanged $37.2 million of our 10% senior discount notes due 2008 for $37.4 million principal amount of new Charter Communications Operating, LLC (“Charter Operating”) 8 3/8% senior second-lien notes due 2014 issued in a private transaction under Rule 144A. The terms and conditions of the new Charter Operating 8 3/8% senior second-lien notes due 2014 are identical to Charter Operating’s currently outstanding 8 3/8% senior second-lien notes due 2014.

Item 1A. Risk Factors.

Risks Related to Significant Indebtedness of Us and Our Parent Companies

The indenture governing our notes contains a number of significant covenants that could adversely impact our ability to operate our business.

The indenture governing our notes contains a number of significant covenants that could adversely impact our ability to operate our business. In particular, our indenture restricts our and our subsidiaries' ability to:

•	incur additional debt;
•	pay dividends on or repurchase equity interests;
•	make investments;
•	sell all or substantially all of our assets or merge with or into other companies;
•	sell assets;
•	enter into sale-leasebacks;
•
in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee the bond issuers' debt, or issue specified equity interests;

•	engage in certain transactions with affiliates; and
•	grant liens.

Our ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the indenture governing our notes, which could result in acceleration of such notes and in certain cases, could result in cross-defaults under our affiliates' debt obligations. Any default under our indenture might adversely affect our growth, our financial condition and our results of operations and the ability to make payments on our notes. For more information, see the section above entitled “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

We may not generate sufficient cash flow or have access to additional external liquidity sources to fund our capital expenditures, ongoing operations and debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. Our ongoing operations will depend on our ability to generate cash flow and our access to additional external liquidity sources. We have historically funded liquidity and capital requirements through cash flows from operating activities and receipt of cash from our indirect parent companies funded through borrowings under the Charter Operating credit facilities.

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

If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not have terms that are materially disadvantageous to our existing debt holders. Mr. Allen or his affiliates are not obligated to purchase equity from, contribute to or loan funds to us or to our indirect parent companies or subsidiaries.

If we or our indirect parent companies are unable to raise needed capital, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

For more information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Our parent companies have a significant amount of existing debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

Our long-term financing as of December 31, 2005 consists of $114.4 million principal amount of senior discount notes due in 2008. We expect to rely on capital contributions from our indirect parent companies to repay the principal amount of our notes at maturity. However, there can be no assurances that our indirect parent companies will have sufficient liquidity to satisfy this payment when due. As of December 31, 2005, our parent companies have $19.4 billion of debt and may incur additional debt in the future. Cash flows from operating activities and amounts available under the Charter Operating credit facilities and the CCO Holdings, LLC ("CCO Holdings") bridge loan will not be sufficient to fund our and our parent companies' operations and satisfy our and our parent companies' interest payment and principal repayment obligations that come due in 2007 and beyond. Each of our indirect parent companies' debt has certain covenants which may restrict their ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates' debt obligations, which could adversely affect our indirect parent companies' ability to provide us with funding.

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

We may not have the ability to raise the funds necessary to fulfill our obligations under our indebtedness following a change of control, which would place us in default under the applicable debt instruments.

We may not have the ability to raise the funds necessary to fulfill our obligations under our notes following a change of control. A change of control under our notes would require us to make an offer to repurchase our outstanding notes. However, a failure by us to make or complete a change of control offer would place us in default of these agreements.

Risks Related to Our Business

We operate in a very competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations. We have lost a significant number of video customers to direct broadcast satellite competition and further loss of video customers could have a material negative impact on our business.

The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including us, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems service a higher concentration of such areas than those of other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that enable them to begin providing video services, as well as telephone and high bandwidth Internet access services, to residential and business customers and they are now offering such service in limited areas. Some of these telephone companies have obtained, and are now seeking, franchises or operating authorizations that are less burdensome than our existing franchises.

The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. Further loss of customers to DBS or other alternative video and Internet services could have a material negative impact on the value of our business and its performance.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL and “dial-up”. DSL service is competitive with high-speed Internet service over cable systems. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers. Moreover, as we expand our offerings to include telephone, we will face considerable competition from established telephone companies and other carriers, including VoIP providers.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced-price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire additional digital set-top terminals. Customers who subscribe to our services as a result of these offerings may not remain customers for any significant period of time following the end of the promotional period. A failure to retain existing customers and customers added through promotional offerings or to collect the amounts they owe us could have a material adverse effect on our business and financial results.

Mergers, joint ventures and alliances among franchised, wireless or private cable operators, satellite television providers, local exchange carriers and others, may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

We cannot assure you that our cable systems will allow us to compete effectively. Additionally, as we expand our offerings to include other telecommunications services, and to introduce new and enhanced services, we will be subject to competition from other providers of the services we offer. We cannot predict the extent to which competition may affect our business and operations in the future.

We have a history of net losses and expect to continue to experience net losses. Consequently, we may not have the ability to finance future operations.

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover a combination of operating costs, the interest costs on our debt and the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties, and the amortization and impairment of our franchise intangibles. We expect that these expenses (other than amortization and impairment of franchises) will remain significant, and we expect to continue to report net losses for the foreseeable future. We reported losses before cumulative effect of accounting change of $18.6 million for 2005 and $26.1 million for 2004 and income before cumulative effect of accounting change of $0.3 million for 2003. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to pass our increasing programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of December 31, 2005, approximately 15% of Charter’s current programming contracts were expired, and approximately another 4% were scheduled to expire at or before the end of 2006. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Our programming costs increased by approximately 3% in 2005 and we expect our programming costs in 2006 to increase at a higher rate than in 2005. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

If our required capital expenditures exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the year ended December 31, 2005, we spent approximately $52.4 million on capital expenditures. Our capital expenditures depends on the level of growth in high-speed Internet customers and in the delivery of other advanced services, as well as the cost of introducing any new services such as telephone. We may need additional capital if there is accelerated growth in high-speed Internet customers or in the delivery of other advanced services or an acceleration in the deployment of telephone services. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings or other sources, our growth, financial condition and results of operations could suffer materially.

Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.

Our business is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with unanticipated technological developments, or that we will successfully anticipate the demand of our customers for products and services requiring new technology. Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.

Malicious and abusive Internet practices could impair our high-speed Internet services

Our high-speed Internet customers utilize our network to access the Internet and, as a consequence, we or they may become victim to common malicious and abusive Internet activities, such as unsolicited mass advertising (i.e., “spam”) and dissemination of viruses, worms and other destructive or disruptive software. These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers and damage to our or our customers’ equipment and data. Significant incidents could lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to us to service our customers and protect our network. Any significant loss of high-speed Internet customers or revenue or significant increase in costs of serving those customers could adversely affect our growth, financial condition and results of operations.

As a result of hurricanes Katrina and Rita, we can not assure you when our displaced customers will return or when our revenues will increase to pre-hurricane levels.

We experienced significant customer losses as a result of the displacement of customers affected by hurricanes Katrina and Rita for a period of time and our revenues decreased approximately $8.8 million as a result of credits issued to hurricane impacted customers.  While we expect that customers displaced by the hurricanes will return and that revenues will return to pre-hurricane levels we can not predict the amount of time customers and revenues will be impacted by the hurricanes or the number of displaced customers that will return.

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators’ administrative and operational expenses and limited their revenues. Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;

•	rules and regulations relating to subscriber privacy;

•	limited rate regulation;

•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;

•	rules for franchise renewals and transfers; and

•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state and local regulation of some of our cable systems, which may compound the regulatory risks we already face. Certain states and localities are considering new telecommunications taxes that could increase operating expenses.

Our cable systems are operated under franchises that are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect our business.

Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. Approximately 11% of our franchises, covering approximately 11% of our analog video customers, were expired as of December 31, 2005. Approximately 12% of additional franchises, covering approximately an additional 5% of our analog video customers, will expire on or before December 31, 2006, if not renewed prior to expiration.

We cannot assure you that we will be able to comply with all significant provisions of our franchise agreements and certain of our franchisors have from time to time alleged that we have not complied with these agreements. Additionally, although historically we have renewed our franchises without incurring significant costs, we cannot assure you that we will be able to renew, or to renew as favorably, our franchises in the future. A termination of or a sustained failure to renew a franchise in one or more key markets could adversely affect our business in the affected geographic area.

Our cable systems are operated under franchises that are non-exclusive. Accordingly, local franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.

Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. Consequently, local franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In addition, certain telephone companies are seeking authority to operate in local communities without first obtaining a local franchise. As a result, competing operators may build systems in areas in which we hold franchises. In some cases municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority.

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in at least three states  and one of these newly enacted statutes is subject to court challenge. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. At this time, we are not able to determine what impact such proceeding may have on us.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition and results of operations by creating or increasing competition. As of December 31, 2005, we are aware of overbuild situations impacting approximately 13% of our estimated homes passed. Additional overbuild situations may occur in other systems.

Local franchise authorities have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

In addition to the franchise agreement, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. This additional regulation increases the cost of operating our business. We cannot assure you that the local franchising authorities will not impose new and more restrictive requirements. Local franchising authorities also have the power to reduce rates and order refunds on the rates charged for basic services.

Further regulation of the cable industry could cause us to delay or cancel service or programming enhancements or impair our ability to raise rates to cover our increasing costs, resulting in increased losses.

Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities. However, the FCC and the U.S. Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or the U.S. Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede our ability to raise our rates. If we are unable to raise our rates in response to increasing costs, our losses would increase.

There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an á la carte basis or to at least offer a separately available child-friendly “Family Tier.” It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect our operations.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to poles. Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. The FCC clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the Supreme Court of the United States. Despite the existing regulatory regime, utility pole owners in many areas are attempting to raise pole attachment fees and impose additional costs on cable operators and others. In addition, the favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies if the operator provides telecommunications services, as well as cable service, over cable wires attached to utility poles. Any significant increased costs could have a material adverse impact on our profitability and discourage system upgrades and the introduction of new products and services.

We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it much less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an “information service,” rather than a “telecommunications service.” This favorable regulatory classification limits the ability of various governmental authorities to impose open access requirements on cable-provided Internet service. Given how recently Brand X was decided, however, the nature of any legislative or regulatory response remains uncertain. The imposition of open access requirements could materially affect our business.

If we were required to allocate a portion of our bandwidth capacity to other Internet service providers, we believe that it would impair our ability to use our bandwidth in ways that would generate maximum revenues.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations.

Item 1B. Unresolved Staff Comments.

None.

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

Item 3. Legal Proceedings.

Charter is party to lawsuits and claims that have arisen in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(A)	Market Information

There is no established trading market for the equity interests of Renaissance Media Group, Capital, Louisiana or Tennessee.

(B)	Holders

Charter Communications Holdings, LLC ("Charter Holdings") owns indirectly all of the limited liability company membership interests of the registrants.

(C)	Dividends

We record distributions when management fees charged to us exceed expenses incurred on our behalf. We did not pay distributions for the years ended December 31, 2005 and 2004. Our ability to pay distributions is limited under the terms of covenants in the indenture governing our outstanding senior discount notes.

(D)	Recent Sales of Unregistered Securities

No unregistered equity securities of Renaissance Media Group, Capital, Louisiana or Tennessee were sold by such entities during the fourth quarter of the year ended December 31, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Risk Factors” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2005, 2004 and 2003, and the annual report on Form 10-K of Charter Holdings for the year ended December 31, 2005.

Introduction

The industry’s and our most significant operational challenges include competition from direct broadcast satellite (“DBS”) providers and digital subscriber line (“DSL”) service providers. We believe that competition from DBS has resulted in net analog video customer losses and decreased growth rates for digital video customers. Competition from DSL providers combined with limited opportunities to expand our customer base has resulted in decreased growth rates for high-speed Internet customers. In the recent past, we have grown revenues by offsetting video customer losses with price increases and sales of incremental advanced services such as high-speed Internet, video on demand, digital video recorders and high definition television. We expect to continue to grow revenues through continued growth in high-speed Internet and incremental new services including voice over Internet protocol (“VOIP”) telephony, high definition television, VOD and DVR service.

For the years ended December 31, 2005 and 2004, our loss from operations, which includes depreciation and amortization expense and impairment of franchises but excludes interest expense, was $7.5 million and $15.0 million, respectively. We had a negative operating margin (defined as loss from operations divided by revenues) of 7% and 13% for the years ended December 31, 2005 and 2004, respectively. The decrease in loss from operations and negative operating margins from 2005 to 2004 was principally due to impairment of franchises of $21.0 million recorded in 2004 which did not recur in 2005 offset by the hurricane asset retirement loss recorded in 2005.

As of December 31, 2005 and 2004, we own and operate cable systems serving approximately 131,200 and 142,400 analog video customers, respectively. Approximately 103,400 of our analog video customers were impacted by hurricanes Katrina and Rita. We have restored service to our impacted customers. Included in the 11,200 of net loss of analog video customers for the year ended December 31, 2005 is approximately 5,400 of net losses related to systems impacted by hurricanes Katrina and Rita. We currently estimate additional analog video customer losses related to hurricanes Katrina and Rita of approximately 3,000 to 4,000 in the first quarter of 2006 as a result of the displacement of current customers for a period of time.

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

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in thousands):

	Year Ended December 31,
	2005		2004

Revenues	$110,286	100%	$115,711	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	52,764	48%	48,776	42%
Selling, general and administrative	24,780	22%	22,967	20%
Depreciation and amortization	33,775	31%	35,456	31%
Impairment of franchises	--	--	21,014	18%
Loss on sale of assets, net	126	--	296	--
Hurricane asset retirement loss	6,395	6%	--	--
Special charges, net	(16)	--	2,248	2%

	117,824	107%	130,757	113%

Loss from operations	(7,538)	(7)%	(15,046)	(13)%

Other expenses:
Interest expense, net	(11,042)		(11,024)

Loss before cumulative effect of
accounting change	(18,580)		(26,070)

Cumulative effect of accounting change	--		(5,744)

Net loss	$(18,580)		$(31,814)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. The overall decrease in revenues in 2005 compared to 2004 is principally the result of $8.8 million of credits issued to hurricanes Katrina and Rita impacted customers related to service outages and a decrease in analog video customers and is offset partially by increases in the number of digital video and high-speed Internet customers as well as price increases for video and high-speed Internet services. We expect revenues to be negatively impacted for a period of time as a result of the displacement of customers by hurricanes Katrina and Rita. Our goal is to increase revenues by improving customer service which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of our customers who purchase high-speed Internet services, digital video and advanced products and services such as VOD, high definition television and DVR service.

Revenues by service offering were as follows (dollars in thousands):

	Year Ended December 31,
	2005		2004		2005 over 2004
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$75,857	69%	$83,934	73%	$(8,077)	(10)%
High-speed Internet	16,400	15%	14,415	12%	1,985	14%
Advertising sales	6,334	6%	5,805	5%	529	9%
Commercial	3,534	3%	3,017	3%	517	17%
Other	8,161	7%	8,540	7%	(379)	(4)%

	$110,286	100%	$115,711	100%	$(5,425)	(5)%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. The decrease was primarily the result of approximately $6.8 million of credits issued to hurricanes Katrina and Rita impacted customers related to service outages and a decline in analog video customers partially offset by price increases and an increase in digital video customers.

The increase in revenues from high-speed Internet services provided to our non-commercial customers was primarily the result of an increase in high-speed Internet customers and an increase in the average price of the service, partially offset by approximately $2.0 million of credits issued to hurricanes Katrina and Rita impacted customers related to service outages.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased primarily as a result of an increase in local advertising sales offset by a decline in the national advertising sales. For the years ended December 31, 2005 and 2004, we received $0.5 million and $0.4 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased primarily as a result of a decrease in late payment fees.

Operating expenses. Programming costs included in the accompanying consolidated statements of operations were $31.8 million and $30.9 million, representing 60% and 63% of total operating expenses for the years ended December 31, 2005 and 2004, respectively. Key expense components as a percentage of revenues were as follows (dollars in thousands):

	Year Ended December 31,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$31,775	29%	$30,874	27%	$901	3%
Service	18,255	17%	15,541	13%	2,714	17%
Advertising sales	2,734	2%	2,361	2%	373	16%

	$52,764	48%	$48,776	42%	$3,988	8%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels and pay-per-view programming. The increase in programming costs was a result of price increases, particularly in sports programming and an increase in digital video customers, partially offset by reductions in programming costs of $1.8 million related to hurricanes Katrina and Rita service outages and decreases in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $1.1 million and $1.7 million for the years ended December 31, 2005 and 2004, respectively.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of system rebuilds and bandwidth reallocation, both of which increase channel capacity. In 2006, we expect programming costs to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and will likely be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs have resulted in declining operating margins for our video services because we have been unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, cost of providing high-speed Internet, maintenance and pole rental expense. The increase in service costs resulted primarily from increased labor and maintenance costs related to hurricanes Katrina and Rita, increased costs of providing high-speed Internet service as a result of an increase in high-speed Internet customers and higher fuel prices. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. The increase in advertising sales expenses was a result of was a result of an increase in salaries and commissions.

Selling, general and administrative expenses. Key components of expense as a percentage of revenues were as follows (dollars in thousands):

	Year ended December 31,
	2005		2004		2005 over 2004
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change

General and administrative	$22,347	20%	$20,619	18%	$1,728	8%
Marketing	2,433	2%	2,348	2%	85	4%

	$24,780	22%	$22,967	20%	$1,813	8%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses resulted primarily from increases in call center costs of $1.3 million and management fees of $0.6 million offset by decreases in property taxes of $0.3 million.

Marketing expenses increased as a result of an increased investment in targeted marketing campaigns.

Depreciation and amortization. Depreciation and amortization expense decreased by $1.7 million in 2005. The decrease in depreciation was related to an increase in the amount of fully depreciated assets offset by an increase in capital expenditures.

Impairment of franchises. We performed an impairment assessment during the third quarter of 2004. The use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation, primarily as a result of increased competition, led to the recognition of a $21.0 million impairment charge for the year ended December 31, 2004. Our annual assessment in 2005 did not result in an impairment.

Loss on sale of assets, net. Loss on sale of assets for the years ended December 31, 2005 and 2004, respectively, represents losses recognized on the disposition of plant and equipment.

Hurricane Asset Retirement Loss. Hurricane asset retirement loss represents the loss associated with the write-off of the net book value of assets destroyed by hurricanes Katrina and Rita in the third quarter of 2005.

Special charges, net. Reversal of special charges for the year ended December 31, 2005 represents an agreed upon cash discount on settlement of Charter’s consolidated federal class action and federal derivative action. Special charges for the year ended December 31, 2004 represents approximately $2.1 million as part of a settlement of Charter’s consolidated federal class actions, state derivative actions and federal derivative action lawsuits and approximately $0.1 million of litigation costs related to the settlement of a 2004 national class action suit (see Note 15 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”).

Interest expense, net. Interest expense remained relatively unchanged for the years ended December 31, 2005 and 2004.

Cumulative effect of accounting change. Cumulative effect of accounting change of $5.7 million in 2004 represents the impairment charge recorded as a result of our adoption of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill.

Net loss. Net loss decreased $13.2 million in 2005 compared to 2004 as a result of the factors described above. The estimated impact to net loss in 2005 of hurricanes Katrina and Rita was to increase net loss by approximately $15.6 million. The impact to net loss in 2004 of the impairment of franchises and the cumulative effect of accounting change was to increase net loss by $26.8 million in 2004.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities. However, the mix of funding sources changes from period to period. For the year ended December 31, 2005, we generated $19.0 million of net cash flows from operating activities. During 2006, we expect to fund our liquidity and capital requirements primarily through cash on hand, cash flows from operating activities and receipt of cash from our indirect parent companies funded through borrowings under the Charter Operating credit facilities.

The following table summarizes our payment obligations as of December 31, 2005 under our long-term debt and certain other contractual obligations and commitments (dollars in thousands).

		Payment by Period
		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years

Contractual Obligations
Long-Term Debt (1)	$114,413	$--	$114,413	$--	$--
Long-Term Debt Interest Payments	28,605	11,442	17,163	--	--
Capital and Operating Lease Obligations (1)	339	86	151	44	58

Total	$143,357	$11,528	$131,727	$44	$58

(1)
The table presents maturities of long-term debt outstanding as of December 31, 2005. Refer to notes 8 and 15 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•
We also rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2005 and 2004, was approximately $1.3 million and $1.3 million, respectively.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. We also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise related costs included in the accompanying statement of operations were approximately $3.8 million and $4.2 million for the years ended December 31, 2005 and 2004, respectively.

•
Our parent companies negotiate and enter into programming agreements covering all of their subsidiaries, including us. We pay programming fees under these multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statements of operations were $31.8 million and $30.9 million for the years ended December 31, 2005 and 2004, respectively.

The principal amount of our senior notes was $114.4 million as of December 31, 2005. Interest on the notes is payable semi-annually in arrears in cash at a rate of 10% per year. The notes are redeemable at the option of the issuers thereof, in whole or in part, at 101.667% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006. Renaissance Media Group has fully and unconditionally guaranteed the notes.

The fair market value of the senior notes was $114.5 million and $117.8 million as of December 31, 2005 and 2004, respectively. The fair market value of the senior notes is based on quoted market prices.

We expect to remain in compliance with the covenants under our indenture. We expect that cash flows from operating activities and receipt of cash from our indirect parent companies funded through borrowings under the Charter Operating credit facilities will be sufficient to satisfy our liquidity needs until maturity of the notes. However, we expect to rely on capital contributions from our indirect parent companies to repay the principal amount of our notes at maturity. There can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. As of December 31, 2005, our indirect parent companies have $19.4 billion of debt and may incur additional debt in the future. Cash flows from operating activities and amounts available under the Charter Operating credit facilities and CCO Holdings bridge loan, discussed below, will not be sufficient to fund our and our parent companies' operations and satisfy our and our parent companies' debt repayment and interest payment obligations in 2007 and beyond. The debt of each of our indirect parent companies has certain covenants which may restrict their ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates' debt obligations, which could adversely affect our indirect parent companies' ability to provide us with funding.

In January 2006, our indirect parent companies, CCH II, LLC (“CCH II”) and CCH II Capital Corp., issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Operating, which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In October 2005, our indirect parent companies, CCO Holdings and CCO Holdings Capital Corp., as guarantor thereunder, entered into a senior bridge loan agreement (the "Bridge Loan") with JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch and Deutsche Bank AG Cayman Islands Branch (the "Lenders") whereby the Lenders have committed to make loans to CCO Holdings in an aggregate amount of $600 million. Upon the issuance of $450 million of CCH II notes, the commitment under the Bridge Loan was reduced to $435 million. CCO Holdings may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the Bridge Loan.

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
•
seeking funding, if available, from our indirect parent companies, including from the issuance of debt or equity by our indirect parent companies, including Charter, Charter Holdings, CCH I, LLC, CCH I Holdings, LLC, CCH II, CCO Holdings or Charter Operating, the proceeds of which could be loaned or contributed to us.

If the above strategies are not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

Although, Paul G. Allen, Charter’s principal shareholder, and his affiliates have purchased equity from Charter and Charter Holdco in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity or contribute or lend funds to us or to our indirect parent companies or subsidiaries. See “— Risk Factors.”

Historical Operating, Financing and Investing Activities

We held $0.3 million and $0.2 million in cash and cash equivalents as of December 31, 2005 and 2004, respectively.

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2005 and 2004 was $19.0 million and $19.5 million, respectively. Operating activities provided $0.4 million less cash in 2005 than in 2004 primarily as a result of changes in operating assets and liabilities that used $10.5 million less cash during the year ended December 31, 2005 compared to the corresponding period in 2004 offset by a decrease in revenues over cash costs. The change in operating assets and liabilities was primarily due to an increase in payables to managers of cable systems as a result of the decrease in revenues related to hurricanes Katrina and Rita offset by an increase in accounts receivable as a result of delays in mailing invoices to customers affected by hurricanes Katrina and Rita.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2005 and 2004 was $19.0 million and $19.5 million, respectively. Investing activities used $0.5 million less cash during the year ended December 31, 2005 than the corresponding period in 2004 primarily as a result of an increase in accrued expenses and payables to related party related to capital expenditures offset by an increase in purchases of property, plant and equipment related to replacement of plant and equipment damaged by hurricanes Katrina and Rita.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $52.4 million and $19.8 million for the years ended December 31, 2005 and 2004, respectively. Capital expenditures increased as a result of capital costs associated with replacing plant and equipment related to hurricanes Katrina and Rita of $33.3 million, increased spending on support capital related to our investment in service improvements and scalable infrastructure related to VOD.

Our capital expenditures are funded primarily from cash flows from operating activities and receipt of cash from our indirect parent companies funded through borrowings under the Charter Operating credit facilities. In addition, during the years ended December 31, 2005 and 2004, our accrued expenses and payables to related parties related to capital expenditures increased $33.3 million and $0.3 million, respectively.

Capital expenditures are expected to decrease in 2006 compared to 2005. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment, support capital and for scalable infrastructure costs. We do not expect to incur significant additional capital expenditures associated with replacing plant and equipment related to Hurricanes Katrina and Rita. We expect to fund capital expenditures for 2006 primarily from cash flows from operating activities and receipt of cash from our indirect parent companies funded through borrowings under the Charter Operating credit facilities.

Indenture Restrictions and Covenants

The following description is a summary of certain material provisions of our notes. The summary does not restate the terms of the notes in their entirety, nor does it describe all terms of the notes. The instruments governing the notes are complicated and you should consult such instruments for more detailed information regarding our notes. Our notes are listed as exhibits to this annual report. Generally, these restrictions apply to us and to our restricted subsidiaries, which are currently all of our subsidiaries.

Change of Control. In the event of a specified change of control, we must offer to repurchase any then outstanding public notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any. See “Risk Factors.”

Limitation on Indebtedness. The indenture contains a number of significant covenants that could adversely impact our business. In particular, our indenture restricts our and our subsidiaries’ ability to:

•	incur additional debt;
•	pay dividends on or repurchase equity interests;
•	make investments;
•	sell all or substantially all of our assets or merge with or into other companies;
•	sell assets;
•	enter into sale-leasebacks;
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

The limitations on incurrence of debt permit us and our restricted subsidiaries to incur additional debt, so long as we are not in default under the indenture:

•
if, after giving effect to the incurrence, we could meet a leverage ratio (ratio of consolidated debt to four times consolidated EBITDA, as defined, from the most recent quarter) of 6.75 to 1.0, and, regardless of whether the leverage ratio could be met,

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

Our indenture includes various events of default. Under these provisions, a failure by us or any of our restricted subsidiaries to pay any indebtedness (other than under our notes) having a principal amount of $10 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing our notes.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Non-monetary Assets — An Amendment of APB No. 29. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We adopted this pronouncement effective April 1, 2005. The adoption of this pronouncement did not have a material impact on our financial statements.

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will be effective for us beginning January 1, 2006. Because we adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, we do not expect this revised standard to have a material impact on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This pronouncement is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation did not have a material impact on our financial statements.

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

There was no change in our internal control over financial reporting during 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that its controls do provide such reasonable assurance.

Item 9B. Other Information.

None.

PART III

Item 14. Principal Accounting Fees and Services.

Audit Fees

During the years ended December 31, 2005 and 2004, we incurred fees and related expenses for professional services rendered by KPMG LLP (“KPMG”) for the audits of our financial statements for the applicable year and for the review of our interim financial statements totaling approximately $138,000 and $67,000, respectively. We have derived these fees by allocating the KPMG fees associated with the audit of Charter and its subsidiaries, including us. The allocation is based on a ratio of our analog video customers to the total analog video customers of Charter.

Charter’s Audit Committee appoints, retains, compensates and oversees the registered public accountants (subject, if applicable, to board of director and/or shareholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended, with registered public accountants. Pre-approvals of non-audit services are sometimes delegated to a single member of Charter’s Audit Committee. However, any pre-approvals made by Charter’s Audit Committee’s designee are presented at Charter’s Audit Committee’s next regularly scheduled meeting. Charter’s Audit Committee has an obligation to consult with management on these matters. Charter’s Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2005 and 2004. Each year, including 2005, with respect to the proposed audit engagement, Charter’s Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

In its capacity as a committee of Charter’s Board, Charter’s Audit Committee oversees the work of the registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The registered public accounting firm reports directly to Charter’s Audit Committee. In performing its functions, Charter’s Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of Charter’s Audit Committee charter. For more detail of Charter’s Audit Committee’s authority and responsibilities, see Charter’s Audit Committee charter set forth in Appendix A of its 2005 Proxy Statement filed with the SEC on August 4, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report:

•	Financial Statements.

A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this annual report.

•	Financial Statement Schedules.

No financial statement schedules are required to be filed by Items 8 and 15(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

•	Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

Exhibit
Number	Description

3.1	Certificate of Incorporation of Renaissance Media Capital Corporation and all amendments thereto (incorporated by reference to the Exhibit 3.1 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media
(Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4
filed on June 12, 1998 (File No. 333-56679)).

3.2	By-laws of Renaissance Media Capital Corporation (incorporated by reference to the Exhibit 3.2 of the Registration
Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee)
LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333-56679)).

3.3	Certificate of Formation of Renaissance Media (Louisiana) LLC (incorporated by reference to the Exhibit 3.3 of the
Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media
(Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333-
56679)).

3.4	Certificate of Formation of Renaissance Media (Tennessee) LLC (incorporated by reference to the Exhibit 3.5 of the
Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media
(Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333-
56679)).

3.5	Certificate of Formation of Renaissance Media Group LLC (incorporated by reference to the Exhibit 3.7 of the
Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media
(Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333-
56679)).

3.6(a)	Amended and Restated Limited Liability Company Agreement of Renaissance Media Group LLC, dated April 29,
1999 (incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q of Renaissance Media Group
LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital
Corporation filed on May 17, 1999 (File No. 333-56679)).

3.6(b)*	Amended and Restated Limited Liability Company Agreement of Renaissance Media Group LLC, dated June 19,
2003.

3.7 (a)	Amended and Restated Limited Liability Company Agreement of Renaissance Media (Louisiana) LLC, dated April
29, 1999 (incorporated by reference to Exhibit 3.10 of the Quarterly Report on Form 10-Q of Renaissance Media,
Group LLC Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media

Capital Corporation filed on May 17, 1999 (File No. 333-56679)).

3.7(b)*	Second Amended and Restated Limited Liability Company Agreement of Renaissance Media (Louisiana) LLC,
dated February 12, 2004.

3.8 (a)	Amended and Restated Limited Liability Company Agreement of Renaissance Media (Tennessee) LLC, dated April
29, 1999 (incorporated by reference to Exhibit 3.11 of the Quarterly Report on Form 10-Q of Renaissance Media,
Group LLC Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media
Capital Corporation filed on May 17, 1999 (File No. 333-56679)).

3.8(b)*	Second Amended and Restated Limited Liability Company Agreement of Renaissance Media (Tennessee) LLC,
dated February 12, 2004.

3.9(a)	Amended and Restated Limited Liability Company Agreement of Renaissance Media LLC, dated April 30, 1999
(incorporated by reference to Exhibit 3.12 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC,
Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital
Corporation filed on May 17, 1999 (File No. 333-56679)).

3.9(b)*	Third Amended and Restated Limited Liability Company Agreement of Renaissance Media LLC, dated February 12,
2004.

3.10	Certificate of Formation of Renaissance Media LLC (incorporated by reference to Exhibit 3.4 of the annual report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media
(Tennessee) and Renaissance Media Capital Corporation filed March 30, 2000 (File No. 333-56679)).

4.1	Indenture dated as of April 9, 1998, by and among Renaissance Media (Louisiana) LLC, Renaissance Media
(Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust
Company of New York, as Trustee (incorporated by reference to the Exhibit 4.1 of the Registration Statement of
Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and
Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333-56679)).

10.1(a)	Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Consolidated Federal Class Action entitled in Re Charter Communications, Inc. Securities Litigation. (incorporated by reference to Exhibit 10.48 to the
Annual Report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.1(b)	Amendment to Stipulation of Settlement, dated as of May 23, 2005, regarding settlement of Consolidated Federal
Class Action entitled In Re Charter Communications, Inc. Securities Litigation (incorporated by reference to
Exhibit 10.35(b) to Amendment No. 3 to the registration statement on Form S-1 filed by Charter Communications,
Inc. on June 8, 2005 (File No. 333-121186)).

10.2	Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Federal Derivative Action, Arthur J.
Cohn v. Ronald L. Nelson et al and Charter Communications, Inc. (incorporated by reference to Exhibit 10.50 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.3(a)+	Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4 to Amendment
No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter
Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.3(b)+	Assumption Agreement regarding Option Plan, dated as of May 25, 1999, by and between Charter Communications
Holdings, LLC and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.13 to
Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter
Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

10.3(c)+	Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter
Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.3(d)+	Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to
Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File
No. 000-27927)).

10.3(e)+	Amendment No. 3 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.14(e)
to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.3(f)+	Amendment No. 4 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.10(f)
to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.4(a)+	Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.4(b)+	Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to
Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File
No. 000-27927)).

10.4(c)+	Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to
Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001
(File No. 000-27927)).

10.4(d)+	Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002
(incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc.
filed on March 29, 2002 (File No. 000-27927)).

10.4(e)+	Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to
Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File
No. 000-27927)).

10.4(f)+	Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to
Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File
No. 000-27927)).

10.4(g)+	Amendment No. 6 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective December 23, 2004
(incorporated by reference to Exhibit 10.43(g) to the registration statement on Form S-1 of Charter Communications,
Inc. filed on October 5, 2005 (File No. 333-128838)).

10.4(h)+	Amendment No. 7 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective August 23, 2005
(incorporated by reference to Exhibit 10.43(h) to the registration statement on Form S-1 of Charter Communications,
Inc. filed on October 5, 2005 (File No. 333-128838)).

10.4(i)+	Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan
(incorporated by reference to Exhibit 10.11(g) to the annual report on Form 10-K filed by Charter Communications,
Inc. filed on March 15, 2004 (File No. 000-27927)).

10.5+	Description of Charter Communications, Inc. 2005 Executive Bonus Plan (incorporated by reference to Exhibit 10.51 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.6+	2005 Executive Cash Award Plan dated as of June 9, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed June 15, 2005 (File No. 000-27927)).

10.7+	Executive Services Agreement, dated as of January 17, 2005, between Charter Communications, Inc. and Robert P.
May (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc.
filed on January 21, 2005 (File No. 000-27927)).

10.8+	Employment Agreement, dated as of October 8, 2001, by and between Carl E. Vogel and Charter Communications,

Inc. (Incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter
Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.9+	Separation Agreement and Release for Carl E. Vogel, dated as of February 17, 2005 (incorporated by reference to
Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 22, 2005 (File
No. 000-27927)).

10.10+	Letter Agreement, dated April 15, 2005, by and between Charter Communications, Inc. and Paul E. Martin
(incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed
April 19, 2005 (File No. 000-27927)).

10.11+	Restricted Stock Agreement, dated as of July 13, 2005, by and between Robert P. May and Charter Communications,
Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc.
filed July 13, 2005 (File No. 000-27927)).

10.12+	Restricted Stock Agreement, dated as of July 13, 2005, by and between Michael J. Lovett and Charter
Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter
Communications, Inc. filed July 13, 2005 (File No. 000-27927)).

10.13+	Employment Agreement, dated as of August 9, 2005, by and between Neil Smit and Charter Communications, Inc.
(incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2005 (File No. 000-27927)).

10.14+	Employment Agreement dated as of September 2, 2005, by and between Paul E. Martin and Charter
Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter
Communications, Inc. filed on September 9, 2005 (File No. 000-27927)).

10.15+	Employment Agreement dated as of September 2, 2005, by and between Wayne H. Davis and Charter
Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter
Communications, Inc. filed on September 9, 2005 (File No. 000-27927)).

10.16+	Employment Agreement dated as of October 31, 2005, by and between Sue Ann Hamilton and Charter
Communications, Inc. (incorporated by reference to Exhibit 10.21 to the quarterly report on Form 10-Q of Charter
Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.17+	Employment Agreement effective as of October 10, 2005, by and between Grier C. Raclin and Charter
Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter
Communications, Inc. filed on November 14, 2005 (File No. 000-27927)).

10.18+	Employment Offer Letter, dated November 22, 2005, by and between Charter Communications, Inc. and Robert A.
Quigley (incorporated by reference to 10.68 to Amendment No. 1 to the registration statement on Form S-1 of
Charter Communications, Inc. filed on February 2, 2006 (File No. 333-130898)).

10.19+	Employment Agreement dated as of December 9, 2005, by and between Robert A. Quigley and Charter
Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter
Communications, Inc. filed on December 13, 2005 (File No. 000-27927)).

10.20+	Retention Agreement dated as of January 9, 2006, by and between Paul E. Martin and Charter Communications, Inc.
(incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 10, 2006 (File No. 000-27927)).

10.21+	Employment Agreement dated as of January 20, 2006 by and between Jeffrey T. Fisher and Charter
Communications, Inc.(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter
Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

10.22+	Employment Agreement dated as of February 28, 2006 by and between Michael J. Lovett and Charter
Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter

Communications, Inc. filed on March 3, 2006 (File No. 000-27927)).

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities
Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities.
Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 (Chief Financial Officer).

_______________

*Documents attached.

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

No annual reports or proxy materials were sent to the registrants’ security holders during the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA)
RENAISSANCE MEDIA (TENNESSEE) LLC
Registrants
By: CHARTER COMMUNICATIONS, INC., Registrants’ Manager
Date: March 30, 2006	By:	/s/ Neil Smit
Neil Smit
Director, President and Chief Executive Officer

RENAISSANCE MEDIA CAPITAL CORPORATION
Registrant
Date: March 30, 2006	By:	/s/ Neil Smit
Neil Smit
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen	Chairman of the Board of Directors,	March 30, 2006
Paul G. Allen	Charter Communications, Inc.

/s/ Neil Smit	Director, President and Chief Executive Officer	March 30, 2006
Neil Smit	(Principal Executive Officer)

/s/ Jeffrey T. Fisher	Executive Vice President and Chief Financial Officer	March 30, 2006
Jeffrey T. Fisher	(Principal Financial Officer)

/s/ Paul E. Martin	Senior Vice President, Principal Accounting Officer	March 30, 2006
Paul E. Martin	and Corporate Controller (Principal Accounting Officer)

/s/ W. Lance Conn	Director, Charter Communications, Inc.	March 30, 2006
W. Lance Conn

/s/ Nathaniel A. Davis	Director, Charter Communications, Inc.	March 30, 2006
Nathaniel A. Davis

/s/Jonathan L. Dolgen	Director, Charter Communications, Inc.	March 30, 2006
Jonathan L. Dolgen

/s/ Robert P. May	Director, Charter Communications, Inc.	March 26, 2006
Robert P. May

/s/ David C. Merritt	Director, Charter Communications, Inc.	March 30, 2006
David C. Merritt

/s/ Marc B. Nathanson	Director, Charter Communications, Inc.	March 30, 2006
Marc B. Nathanson

/s/ Jo Allen Patton	Director, Charter Communications, Inc.	March 30, 2006
Jo Allen Patton

/s/ John H. Tory	Director, Charter Communications, Inc.	March 30, 2006
John H. Tory

/s/ Larry W. Wangberg	Director, Charter Communications, Inc.	March 30, 2006
Larry W. Wangberg

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented, in accordance with Rule 3-10(b) of Regulation S-X.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Renaissance Media Group, LLC:

We have audited the accompanying consolidated balance sheets of Renaissance Media Group, LLC and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Media Group, LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, effective September 30, 2004, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill.

/s/ KPMG LLP

St. Louis, Missouri
February 27, 2006, except as to Note 18,
which is as of March 27, 2006

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$280	$228
Accounts receivable, less allowance for doubtful accounts of $1,104 and $234, respectively	4,865	1,764
Prepaid expenses and other current assets	170	155

Total current assets	5,315	2,147

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $147,103 and $120,986, respectively	154,745	140,406
Franchises, net	225,322	225,445

Total investment in cable properties, net	380,067	365,851

OTHER NONCURRENT ASSETS	55	26

Total assets	$385,437	$368,024

LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,420	$14,923
Payables to manager of cable systems — related party	70,049	37,254

Total current liabilities	89,469	52,177

LONG-TERM DEBT	115,387	115,805

OTHER LONG-TERM LIABILITIES	1,911	2,792

MEMBER’S EQUITY	178,670	197,250

Total liabilities and member’s equity	$385,437	$368,024

The accompanying notes are an integral part of these consolidated financial statements

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003

REVENUES	$110,286	$115,711	$107,474

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	52,764	48,776	44,019
Selling, general and administrative	24,780	22,967	19,590
Depreciation and amortization	33,775	35,456	32,467
Impairment of franchises	—	21,014	—
Loss on sale of assets, net	126	296	642
Hurricane asset retirement loss	6,395	—	—
Special charges, net	(16)	2,248	—
Acquisition liability settlements	—	—	(402)

	117,824	130,757	96,316

Income (loss) from operations	(7,538)	(15,046)	11,158

OTHER EXPENSES:
Interest expense, net	(11,042)	(11,024)	(10,835)

Income (loss) before cumulative effect
accounting change	(18,580)	(26,070)	323

Cumulative effect of accounting change	—	(5,744)	—

Net income (loss)	$(18,580)	$(31,814)	$323

The accompanying notes are an integral part of these consolidated financial statements

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in thousands)

BALANCE, December 31, 2002	$228,741
Net income	323

BALANCE, December 31, 2003	229,064
Net loss	(31,814)

BALANCE, December 31, 2004	197,250
Net loss	(18,580)

BALANCE, December 31, 2005	$178,670

The accompanying notes are an integral part of these consolidated financial statements

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,580)	$(31,814)	$323
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	33,775	35,456	32,467
Impairment of franchises	--	21,014	--
Loss on sale of assets, net	126	296	642
Hurricane asset retirement loss	6,395	--	--
Special charges, net	--	1,991	--
Acquisition liability settlements	--	--	(402)
Noncash interest expense	(418)	(418)	2,731
Cumulative effect of accounting change	--	5,744	--
Changes in operating assets and liabilities:
Accounts receivable	(3,101)	(164)	821
Prepaid expenses and other assets	(57)	(34)	(39)
Accounts payable, accrued expenses and other	(2,054)	(2,063)	2,092
Payables to related party	2,931	(10,554)	(24,412)

Net cash flows from operating activities	19,017	19,454	14,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(52,356)	(19,831)	(10,863)
Change in accrued expenses and payables to related party related to capital expenditures	33,349	348	(1,984)
Other, net	42	--	(1,119)

Net cash flows from investing activities	(18,965)	(19,483)	(13,966)

NET CHANGE IN CASH	52	(29)	257

CASH, beginning of period	228	257	--

CASH, end of period	$280	$228	$257

CASH PAID FOR INTEREST	$11,460	$11,442	$5,270

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

Reclassifications. Certain prior year amounts have been reclassified to conform with the 2005 presentation.

2.	Liquidity and Capital Resources

The Company incurred losses from operations of $7.5 million and $15.0 million in 2005 and 2004, respectively, and recognized income from operations of $11.2 million in 2003. The Company’s net cash flows from operating activities were $19.0 million, $19.5 million and $14.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has historically required significant cash to fund debt service costs, capital expenditures and ongoing operations. Historically, the Company has funded these requirements through cash flows from operating activities and receipt of cash from our indirect parent companies funded through borrowings under the Charter Operating credit facilities. However, the mix of funding sources changes from period to period. For the year ended December 31, 2005, the Company generated $19.0 million of net cash flows from operating activities. In addition, the Company used $19.0 million for investing activities. The Company expects that cash on hand and cash flows from operating activities will be adequate to meet its cash needs in 2006.

The Company's long-term financing as of December 31, 2005 consists of $114.4 million principal amount of senior discount notes which become due in 2008. The Company expects that it will rely on capital contributions from its indirect parent companies to repay the principal amount of its notes at maturity. However, there can be no assurances that its indirect parent companies will have sufficient liquidity to satisfy this payment when due. As of December 31, 2005, the Company’s indirect parent companies have $19.4 billion of debt and may incur additional debt in the future. Cash flows from operating activities and amounts available under the Charter Operating credit facilities and the CCO Holdings, LLC ("CCO Holdings") Bridge Loan (described below) will not be sufficient to fund the Company’s and its parent companies’ operations and satisfy the company’s and its parent companies’ debt repayment and interest payment obligations in 2007 and beyond. The debt of each of the Company’s indirect parent companies’ has certain covenants which may restrict such Company’s ability to make distributions to their

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

respective direct parent companies to satisfy future principal repayment obligations. In addition, a default under the covenants governing the Company's indenture could result in the acceleration of the Company's payment obligations under the Company's debt and, under certain circumstances, in cross-defaults under the Company's affiliates' debt obligations, which could adversely affect the Company's indirect parent companies' ability to provide us with funding.

In January 2006, the Company’s indirect parent companies, CCH II, LLC (“CCH II”) and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Operating), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In October 2005, the Company’s indirect parent companies, CCO Holdings and CCO Holdings Capital Corp., as guarantor thereunder, entered into a senior bridge loan agreement (the "Bridge Loan") with JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch and Deutsche Bank AG Cayman Islands Branch (the "Lenders") whereby the Lenders committed to make loans to CCO Holdings in an aggregate amount of $600 million. Upon the issuance of $450 million of CCH II notes discussed above, the commitment under the Bridge Loan was reduced to $435 million. CCO Holdings may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the Bridge Loan.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the cable system level and not on a specific asset basis. Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs. Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and indirect costs associated with these support functions. Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture, fixtures and equipment	5 years

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements and have concluded that substantially all of the related franchise rights are indefinite lived intangible assets. Accordingly, the possibility is remote that we would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future. Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, as interpreted by FIN No. 47, Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company has not recorded an estimate for potential franchise related obligations but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed. The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas. For the Company’s lease agreements, the liabilities related to the removal provisions, where applicable, have been recorded and are not significant to the financial statements.

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. All franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (see Note 6). The Company concluded that 99% of its franchises qualify for indefinite-life treatment; however, certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs are amortized on a straight-line basis over 10 years. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of long-lived assets to be held and used for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable using asset groupings consistent with those used to evaluate franchises. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life franchise under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairment of long-lived assets to be held and used were recorded in 2005, 2004 and 2003.

Revenue Recognition

Revenues from residential and commercial video and high-speed Internet services are recognized when the related

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreement. Such fees are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees are reported as revenues on a gross basis with a corresponding operating expense.

Programming Costs

The Company’s parent companies negotiate and enter into programming agreements covering all of their subsidiaries, including the Company. These contracts allow the Company to obtain analog, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to adjustment based on periodic audits performed by the programmers. Certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these payments related to the activation of the programmer’s cable television channel and recognizes the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This offset to programming expense was $1.1 million, $1.7 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Programming costs included in the accompanying statement of operations were $31.8 million, $30.9 million and $27.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the deferred amount of launch incentives, included in other long-term liabilities, were $1.9 million and $2.8 million, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $2.0 million, $1.6 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

4.	Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2005	2004	2003

Balance, beginning of year	$234	$172	$278
Charged to expense	2,475	2,179	1,316
Uncollected balances written off, net of recoveries	(1,605)	(2,117)	(1,422)

Balance, end of year	$1,104	$234	$172

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2005 and 2004:

	2005	2004

Cable distribution systems	$192,749	$160,736
Customer equipment and installations	84,599	77,498
Vehicles and equipment	8,243	7,129
Buildings and leasehold improvements	13,744	13,720
Furniture, fixtures and equipment	2,513	2,309

	301,848	261,392

Less: accumulated depreciation	(147,103)	(120,986)

	$154,745	$140,406

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $33.7 million, $35.3 million and $32.4 million, respectively.

6. Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances. Such test resulted in a total franchise impairment of approximately $21.0 million during the third quarter of 2004. The 2003 and 2005 annual impairment tests resulted in no impairment. Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

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

The Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, in valuing customer relationships. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers and are calculated by projecting future after-tax cash flows from these customers including the right to deploy and market additional services such as interactivity to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. Substantially all acquisitions occurred prior to January 1, 2002. The Company did not record any value associated with the customer relationship intangibles related to those acquisitions. For acquisitions subsequent to January 1, 2002 the Company did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

In September 2004, the SEC staff issued EITF Topic D-108 which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. The Company adopted Topic D-108 in its impairment assessment as of September 30, 2004 that resulted in a total franchise impairment of approximately $26.7 million. The Company recorded a cumulative effect of accounting change of $5.7 million for the year ended December 31, 2004 representing the portion of the Company's total franchise impairment attributable to no longer including goodwill with franchise assets. The remaining $21.0 million of the total franchise impairment was attributable to the use of lower projected growth rates and the resulting revised estimates of future cash flows in the Company's valuation, and was recorded as impairment of franchises in the Company's accompanying consolidated statements of operations for the year ended December 31, 2004. Sustained analog video customer losses by the Company in the third quarter of 2004 primarily as a result of increased competition from direct broadcast satellite providers and decreased growth rates in the Company's high-speed Internet customers in the third quarter of 2004, in part, as a result of increased competition from digital subscriber line service providers led to the lower projected growth rates and the revised estimates of future cash flows from those used at October 1, 2003.

Franchise amortization expense for each the years ended December 31, 2005, 2004 and 2003 was $0.1 million which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $0.1 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2005 and 2004:

	2005	2004

Accounts payable - trade	$1,992	$2,899
Accrued capital expenditures	6,243	577
Accrued expenses:
Interest	2,384	2,384
Programming costs	1,137	1,116
Franchise-related fees	2,178	2,677
State sales tax	1,824	2,792
Personal property tax	1,001	1,182
Other	2,661	1,296

	$19,420	$14,923

8. Long-Term Debt

Long-term debt consists of the following as of December 31, 2005 and 2004:

	2005	2004

10% senior discount notes	$114,413	$114,413
Unamortized net premium	974	1,392

	$115,387	$115,805

In 1998, Renaissance Louisiana, Renaissance Tennessee and Capital Corporation issued $163.2 million principal amount at maturity of 10.000% senior discount notes due April 15, 2008 (the “Notes”) for proceeds of $100.0 million. Approximately $48.8 million was repurchased in May 1999. The Notes bear interest, payable semi-annually in cash, at a rate of 10% per year on April 15 and October 15 of each year. The Company has fully and unconditionally guaranteed the Notes.

The fair market value of the Notes was $114.5 million and $117.8 million as of December 31, 2005 and 2004, respectively. The fair market value of the Notes is based on quoted market prices.

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

Charter Operating holds the 100% member interest in the Company as collateral for the Charter Operating credit

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

facilities. However, none of the Company’s subsidiaries’ member interests have been pledged as collateral to the Charter Operating credit facilities. In addition, neither the Company nor any of its subsidiaries has guaranteed the Charter Operating credit facilities nor will such entities be required to guarantee the Charter Operating credit facilities, as long as the notes are outstanding.

9. Revenues

Revenues consist of the following for the years presented:

	Year Ended December 31,
	2005	2004	2003

Video	$75,857	$83,934	$81,967
High-speed Internet	16,400	14,415	9,895
Advertising sales	6,334	5,805	5,504
Commercial	3,534	3,017	2,355
Other	8,161	8,540	7,753

	$110,286	$115,711	$107,474

10. Operating Expenses

Operating expenses consist of the following for the years presented:

	Year Ended December 31,
	2005	2004	2003

Programming	$31,775	$30,874	$27,540
Service	18,255	15,541	13,975
Advertising sales	2,734	2,361	2,504

	$52,764	$48,776	$44,019

11. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the years presented:

	Year Ended December 31,
	2005	2004	2003

General and administrative	$22,347	$20,619	$18,145
Marketing	2,433	2,348	1,445

	$24,780	$22,967	$19,590

12. Comprehensive Loss

Comprehensive loss is equal to net loss for the years ended December 31, 2005, 2004 and 2003.

13.	Hurricane Asset Retirement Loss

Certain of the Company’s cable systems in Louisiana suffered significant plant damage as a result of hurricanes Katrina and Rita. As a result, the Company wrote off $6.4 million of its plants’ net book value and issued $8.8

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

million of credits to customers related to service outages thereby reducing revenue and accounts receivable during the year ended December 31, 2005.

The Company has insurance coverage for both property and business interruption. The Company has not recorded any potential insurance recoveries as it is still assessing the damage of its plant and the extent of insurance coverage.

14. Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties. For further information regarding related party transactions of the Company and Charter, refer to the annual report of Charter Holdings filed on Form 10-K with the SEC for the year ended December 31, 2005.

Charter Communications Holding Company (“Charter Holdco”) and Charter, both entities controlled by Paul G. Allen, provide management services for the cable systems owned or operated by the Company. The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company and are included within operating costs in the accompanying consolidated statements of operations. These costs are generally allocated based on the number of analog video customers. Such costs totaled $4.2 million for each of the years ended December 31, 2005, 2004 and 2003, respectively. All other costs incurred by Charter Holdco and Charter on behalf of the Company are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements. Management fees are stipulated in the management agreements between Charter Holdco, Charter and the Company. To the extent management fees charged to the Company are greater (less) than the expenses incurred by Charter Holdco and Charter, the Company records distributions to (capital contributions from) Charter Holdco and Charter. For the years ended December 31, 2005, 2004 and 2003, the management fee charged to the Company approximated $2.7 million, $2.1 million and $1.9 million, respectively.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to Charter’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, the Company may not, and may not allow its subsidiaries to, engage in any business transaction outside the cable transmission business except for certain existing approved investments. Charter or its subsidiaries, including the Company, are not permitted to pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, unless Mr. Allen consents to Charter or its subsidiaries, including the Company, engaging in the business transaction. The cable transmission business means the business of transmitting video, audio, including telephone, and data over cable systems owned, operated or managed by Charter or its subsidiaries, including the Company, from time to time.

Mr. Allen or his affiliates own or have owned equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV L.L.C. (“TechTV”), Oxygen Media Corporation (“Oxygen Media”), Digeo, Inc., Click2learn, Inc., Trail Blazer Inc., Action Sports Cable Network (“Action Sports”) and Microsoft Corporation. In May 2004, TechTV was sold to an unrelated third party. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures. Ms. Jo Allen Patton is a director and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures. Mr. Lance Conn is Executive Vice President of Vulcan Inc. and Vulcan Ventures. Mr. Savoy was a vice president and a director of Vulcan Ventures until his resignation in September 2003 and he resigned as a director of Charter in April 2004. The various cable, media, Internet and telephone companies in which Mr. Allen has invested may mutually benefit one another. The Company can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

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

The Company received or receives programming for broadcast via its cable systems from TechTV (now G4), Oxygen Media and Trail Blazers Inc. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2005, 2004 and 2003 were each less than 1% of total operating expenses.

15. Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for each of the years ended December 31, 2005, 2004 and 2003, were approximately $0.1 million. As of December 31, 2005, future minimum lease payments are as follows:

Year ended December 31,	Amount

2006	$86
2007	77
2008	74
2009	27
2010	17
Thereafter	58

The Company also rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2005, 2004 and 2003, was approximately $1.3 million, $1.3 million and $1.2 million, respectively.

The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise related costs included in the accompanying statement of operations were approximately $3.8 million, $4.2 million and $4.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s parent companies negotiate and enter into programming agreements covering all of their subsidiaries, including the Company. The Company pays programming fees under multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statement of operations were $31.8 million, $30.9 million and $27.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Litigation

Securities Class Actions and Derivative Suits

In 2002 and 2003, Charter had a series of lawsuits filed against Charter and certain of its former and present officers and directors (collectively the “Actions”). In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Actions. Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. On June 30, 2005, the Court issued its final approval of the settlements. At the end of September 2005, after the period for appeals of the settlements expired, Stipulations of Dismissal were filed with the Eighth Circuit Court of Appeals resulting in the dismissal of the two appeals with prejudice. Procedurally therefore, the settlements are final.

As amended, the Stipulations of Settlement provided that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144.0 million, which was to include the fees and expenses of plaintiffs’ counsel. Of this amount, $64.0 million was to be paid in cash (by Charter’s insurance carriers) and the $80.0 million balance was to be paid in shares of Charter Class A common stock having an aggregate value of $40.0 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40.0 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. However, Charter had the right, in its sole discretion, to substitute cash for some or all of the aforementioned securities on a dollar for dollar basis. Pursuant to that right, Charter elected to fund the $80.0 million obligation with 13.4 million shares of Charter Class A common stock (having an aggregate value of approximately $15.0 million pursuant to the formula set forth in the Stipulations of Settlement) with the remaining balance (less an agreed upon $1.6 million discount in respect of that portion allocable to plaintiffs’ attorneys’ fees) to be paid in cash. In addition, Charter had agreed to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5.0 million; however, by agreement with its carrier, Charter paid $4.5 million in cash in lieu of issuing such shares. As a result, in 2004, the Company recorded a $2.1 million special charge on its consolidated statement of operations related to its portion of the expense allocation. Charter delivered the settlement consideration to the claims administrator on July 8, 2005, and it was held in escrow pending resolution of the appeals. Those appeals are now resolved.

In October 2001 and 2002, two class action lawsuits were filed against Charter alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” In April 2004, the parties participated in a mediation which resulted in settlement of the lawsuits. As a result of the settlement, the Company recorded a special charge of $0.2 million its consolidated statement of operations in 2004. In December 2004 the court entered a written order formally approving that settlement.

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

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Future legislative and regulatory changes could adversely affect the Company’s operations, including, without limitation, additional regulatory requirements the Company may be required to comply with as it offers new services such as telephone.

16. Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) plan totaling $0.1 million for each of the years ended December 31, 2005, 2004 and 2003.

17. Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets — An Amendment of APB No. 29. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We adopted this pronouncement effective April 1, 2005. The adoption of this pronouncement did not have a material impact on our financial statements.

In December 2004, the FASB issued the revised SFAS No. 123, Share — Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will be effective for the Company beginning January 1, 2006. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the Company does not expect this revised standard to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This pronouncement is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation did not have a material impact on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s accompanying financial statements.

18.	Subsequent Events

On March 13, 2006, the Company exchanged $37.2 million of its 10% senior discount notes due 2008 for $37.4 million principal amount of new Charter Operating 8 3/8% senior second-lien notes due 2014 issued in a private transaction under Rule 144A. The terms and conditions of the new Charter Operating 8 3/8% senior second-lien notes due 2014 are identical to Charter Operating’s currently outstanding 8 3/8% senior second-lien notes due 2014.